Form 10-K
period 1993-12-31
CROMPTON & KNOWLES CORP
filed 1994-03-25
CIK 25757

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-K
(Mark One)
x     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 25, 1993

                                    OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from             to


                       Commission File No. 1-4663

                     Crompton & Knowles Corporation
          (exact name of registrant as specified in its charter)


     Massachusetts                       04-1218720
     (State or other jurisdiction of     (I.R.S. Employer
     incorporation or organization)      Identification No.)

     One Station Place, Metro Center
     Stamford, Connecticut                     06902
     (address of principal executive offices)  (Zip Code)

Registrant's telephone number, including area code: (203)353-5400
       Securities registered pursuant to Section 12(b) of the Act:

                                         Name of each exchange
  Title of each class                    on which registered

Common Stock, $0.10 par value            New York Stock Exchange

     Securities registered pursuant to Section 12(g) of the Act:
NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.                      Yes x      No

Indicate by check mark if disclosure of delinquent filers
pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.                                                  [x]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, computed as of February 11, 1994, was $1,113,975,000.

     The number of shares of Common Stock of the registrant outstanding as of February 11, 1994 was 51,306,868.

                    DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Stockholders for
fiscal year ended December 25, 1993...........Parts I, II and IV
Proxy Statement for Annual Meeting
of Stockholders on April 12, 1994 ............Part III

                    CROMPTON & KNOWLES CORPORATION

                               FORM 10-K

                   For the Fiscal Year Ended December 25, 1993

                                PART I
Item 1.  Business

General

     The Registrant, Crompton & Knowles Corporation (sometimes hereinafter referred to as the "Corporation"), was incorporated in Massachusetts in 1900. The Corporation has engaged in the manufacture and sale of specialty chemicals since 1954 and, since 1961, in the manufacture and sale of specialty process equipment and controls. The Corporation expanded its specialty chemical business in 1988 with the acquisitions of Ingredient Technology Corporation, a leading supplier of ingredients for the food and pharmaceutical industries, and Townley Dyestuffs Auxiliaries Company, Ltd., one of the largest independent suppliers of dyes for Great Britain's textile and paper industries. The Corporation made two acquisitions in calendar year 1990, acquiring the business and certain assets and liabilities of Atlantic Industries, Inc., a domestic dye manufacturer, and APV Chemical Machinery, Inc., which manufactured the Sterling line of extruders, extrusion systems and industrial blow molding equipment for the plastics industry. In 1991, the Corporation acquired a wire and cable equipment business from Clipper Machines, Inc. In 1992, the Corporation acquired a pre-metallized dyes business and facility located in Oissel, France.

     Information as to the sales, operating profit, and identifiable assets attributable to each of the Corporation's business segments during each of its last three fiscal years is set forth in the Notes to Consolidated Financial Statements on page 24 of the Corporation's 1993 Annual Report to Stockholders, and such information is incorporated herein by reference.

Products and Services

The principal products and services offered by the Corporation are described below.

                            SPECIALTY CHEMICALS

     Textile dyes manufactured and sold by the Corporation are used on both synthetic and natural fibers for knit and woven garments, home furnishings such as carpets, draperies, and upholstery, and automotive furnishings including carpeting, seat belts, and upholstery. Industrial dyes and chemicals are marketed to the paper, leather, and ink industries for use on stationery, tissue, towels, shoes, apparel, luggage, and other products and for transfer printing inks. The Corporation also markets organic chemical intermediates and a line of chemical auxiliaries for the textile industry, including leveling agents, dye fixatives, and scouring agents. Sales of this class of products accounted for 57%, 59%, and 57% of the total revenues of the Corporation in 1993, 1992, and 1991, respectively.

     The Corporation manufactures and sells reaction and compounded flavor ingredients for the food processing, bakery, beverage and pharmaceutical industries; colors certified by the Food & Drug Administration for sale to domestic producers of food and pharmaceuticals; inactive ingredients for the pharmaceutical industry; and fragrance formulations used in personal care and household products. The Corporation is also a leading supplier of specialty sweeteners, including edible molasses, molasses blends, malt extracts, and syrups for the bakery, confectionery and food processing industries and a supplier of seasonings and seasoning blends for the food processing industry. Sales of this class of products accounted for 16%, 17%, and 19% of the total revenues of the Corporation in 1993, 1992, and 1991, respectively.

                 SPECIALTY PROCESS EQUIPMENT AND CONTROLS

     The Corporation, through its Davis-Standard Division, manufactures and sells plastics and rubber extrusion equipment, industrial blow molding equipment, electronic controls, and integrated extrusion systems and offers specialized service and modernization programs for in-place extrusion systems. Sales of this class of products accounted for 27%, 24%, and 24% of the total revenues of the Corporation in 1993, 1992, and 1991, respectively.

     Integrated extrusion systems, which include extruders in combination with controls and other accessory equipment, are used to process plastic resins and rubber into various products such as plastic sheet used in appliances, automobiles, home construction, sports equipment, and furniture; blown film used to package many consumer products; and extruded shapes used as house siding, furniture trim, and substitutes for wood molding. Integrated extrusion systems are also used to compound engineered plastics, to recycle and reclaim plastics, and to apply plastic or rubber insulation to high voltage power cable for electrical utilities and to wire for the communications, construction, automotive, and appliance industries.

     Industrial blow molding equipment produced by the Corporation is sold to manufacturers of non-disposable plastic parts such as tool cases and beverage coolers.

     The Corporation's HES unit produces electrical and electronic controls primarily for use with extrusion systems. The Davis-
Standard Division is a major user of such controls.

Sources of Raw Materials

     Chemicals, steel, castings, parts, machine components, edible molasses, spices, and other raw materials required in the manufacture of Crompton & Knowles' products are generally available from a number of sources, some of which are foreign. Significant sales of the dyes and auxiliary chemicals business consist of dyes manufactured from intermediates purchased from foreign sources.

Patents and Licenses

     Crompton & Knowles owns patents, trade names, and trademarks and uses know-how, trade secrets, formulae, and manufacturing techniques which assist in maintaining the competitive position of certain of its products. Patents, formulae, and know-how are of particular importance in the manufacture of a number of the dyes and flavor ingredients sold in the Corporation's specialty chemicals business, and patents and know-how are also significant in the manufacture of certain wire insulating and plastics processing machinery product lines. The Corporation believes that no single patent, trademark, or other individual right is of such importance, however, that expiration or termination thereof would materially affect its business. The Corporation is also licensed to use certain patents and technology owned by foreign companies to manufacture products complementary to its own products, for which it pays royalties in amounts not considered material to the consolidated results of the enterprise. Products to which the Corporation has such rights include certain dyes and plastics machinery.

Seasonal Business

     No material portion of any segment of the business of the Corporation is seasonal.

Customers

     The Corporation does not consider any segment of its business dependent on a single customer or a few customers, the loss of any one or more of whom would have an adverse effect on the segment. No one customer's business accounts for more than ten percent of the Corporation's gross revenues nor more than ten percent of its earnings before taxes.

Backlog

     Because machinery production schedules range from about 60 days to 10 months, backlog is important to Crompton & Knowles' specialty process equipment and controls business. Firm backlog of customers' orders at December 25, 1993, for this business, totalled approximately $38 million compared with $33.8 million at December 26, 1992. It is expected that most of the December 25, 1993, backlog will be shipped during 1994. Orders for specialty chemicals and equipment repair parts are filled primarily from inventory stocks and thus are excluded from backlog.

Competitive Conditions

     Crompton & Knowles is among the largest suppliers of dyes in the United States and is a leading domestic producer of specialty dyes for nylon, polyester, acrylics, and cotton. The Corporation is less of a factor in other segments of the domestic dyes industry and in the European market. The Corporation is also a major United States and Canadian supplier of edible molasses, a major United States supplier of malt extracts, and a significant supplier of other sugar-based specialty products. As a supplier of flavors and seasonings, the Corporation has many competitors in the United States and abroad.

     Crompton & Knowles is a leading producer of extrusion machinery for the plastics industry and a leading domestic producer of industrial blow molding equipment and competes with domestic and foreign producers of such products. The Corporation is one of a number of producers of other types of plastics processing machinery.

     Product performance, service, and competitive prices are all important factors in competing in the specialty chemicals and specialty process equipment and controls product lines. No one competitor or small number of competitors is believed to be dominant in any of the Corporation's major markets.

Research and Development

     Crompton & Knowles employs about 240 engineers, draftsmen, chemists, and technicians responsible for developing new and improved chemical products and process equipment systems for the industries served by the Corporation. Often, new products are developed in response to specific customer needs. The Corporation's process of developing and commercializing new products and product improvements is ongoing and involves many products, no one of which is large enough to significantly impact the Corporation's results of operations from year to year.
Research and development expenditures totalled $11.2 million for the year 1993, $10.1 million for the year 1992 and $9.7 million for the year 1991.

Environmental Matters

     The Corporation's manufacturing facilities are subject to various federal, state and local requirements with respect to the discharge of materials into the environment or otherwise relating to the protection of the environment. Although precise amounts are difficult to define, in 1993, the Corporation spent approximately $13.0 million to comply with those requirements, including approximately $4.1 million in capital expenditures.

     The Corporation has been designated, along with others, as a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, or comparable state statutes, at two waste disposal sites; and two inactive subsidiaries have been designated, along with others, as potentially responsible parties at a total of four other sites.

     While the cost of compliance with existing environmental requirements is expected to increase, based on the facts currently known to the Corporation, management expects that those costs, including the cost to the Corporation of remedial actions at the waste disposal sites where it has been named a potentially responsible party, will not have a material effect on the Corporation's liquidity and financial condition and that the cost to the Corporation of any remedial actions will not be material to the results of the Corporation's operations in any given year.

Employees

     The Corporation had 2,352 employees on December 25, 1993.

Financial Information Concerning Foreign Operations and Export
Sales

     The information with respect to sales, operating profit, and identifiable assets attributable to each of the major geographic areas served by the Corporation and export sales, for each of the Corporation's last three fiscal years, set forth in the Notes to Consolidated Financial Statements on page 24 of the Corporation's 1993 Annual Report to Stockholders, is incorporated herein by reference.

     The Corporation considers that the risks relating to operations of its foreign subsidiaries are comparable to those of other U.S. companies which operate subsidiaries in developed countries. All of the Corporation's international operations are subject to fluctuations in the relative values of the currencies in the various countries in which its activities are conducted.

Item 2.     Properties

       The following table sets forth information as to the principal operating properties of the Corporation and its subsidiaries:



                                                        Ownership
Business Segment                          Dates         or Lease
and Location             Products         Built         Expiration


Specialty Chemicals:


Carrollton, TX          Seasonings          1982           1994
office and plant

Des Plaines, IL         Flavors and         1968           Owned
office and plant        fragrances

Elyria, OH              Seasonings          1978           2001
office and plant

Gibraltar, PA           Textile and other   1964-
office, laboratory      dyes                1980           Owned
and chemical plant

Lowell, NC              Textile dyes,
chemical plant          organic chemicals   1961           Owned

Mahwah, NJ              Flavors,            1984-          1999
office, laboratory      fragrances,         1989
                        seasonings and
                        color dispersions

Newark, NJ              Textile dyes,       1949-
chemical plant          organic chemicals   1985           Owned

Nutley, NJ              Textile and         1949-
office, laboratory,     other dyes          1977           Owned
and chemical plant

Oissel, France          Textile and         1946-          Owned
office, laboratory      other dyes          1992
and chemical plant

Pennsauken, NJ          Food and            1975           1994
office and plant        pharmaceutical
                        ingredients

Reading, PA             Textile dyes,       1910-
chemical plant          organic chemicals,  1979           Owned
                        and food colors

Tertre, Belgium         Textile and
office, laboratory,     other dyes          1970           Owned
and chemical plant

Specialty Process Equipment
and Controls:

Edison, NJ              Blow Molding and    1974-           1995
office and              extrusion           1979
machine shop            equipment

Pawcatuck, CT           Plastics and        1965-
office and machine      rubber extrusion    1985            Owned
shop                    and electronic
                        control equipment
                        and systems

Pawcatuck, CT           Extrusion           1968            1996
office, machine         systems
shop and warehouse

All plants are built of brick, tile, concrete, or sheet metal materials and are of one-floor construction except parts of the plants located in Reading and Gibraltar, Pennsylvania, Nutley, New Jersey, Oissel, France and Tertre, Belgium. All are considered to be in good operating condition, well maintained, and suitable for the Corporation's requirements.

Item 3.     Legal Proceedings

       Kem Manufacturing Corporation ("Kem"), a wholly-owned subsidiary of the Corporation acquired in 1976, has been named, along with others, a potentially responsible party under the New Jersey Spill Compensation and Control Act by the New Jersey Department of Environmental Protection and Energy with respect to the Evor Phillips waste disposal site located in central New Jersey. It appears that Kem held title to the site between 1970 and 1974, prior to the acquisition of Kem by the Corporation, but that Kem did not own or operate any facility at the site. Based on the facts currently known to the Corporation, the Corporation does not believe that the cost to the Corporation of any remedial actions at the site will have a material effect on the Corporation's liquidity and financial condition or the results of the Corporation's operations in any given year.

Item 4.     Submission of Matters to a Vote of Security Holders

       No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                  PART II

Item 5.     Market for the Registrant's Common Equity and Related
            Stockholder Matters

       The information concerning the range of market prices for the Corporation's Common Stock on the New York Stock Exchange and the amount of dividends paid thereon during the past two years, set forth in the Notes to Consolidated Financial Statements on page 23 of the Corporation's 1993 Annual Report to Stockholders, is incorporated herein by reference.

       The number of registered holders of Common Stock of the Corporation on December 25, 1993 was 3,973.

Item 6.     Selected Financial Data

       The selected financial data for the Corporation for each of its last five fiscal years, set forth under the heading "Eleven
Year Selected Financial Data" on pages 26 and 27 of the
Corporation's 1993 Annual Report to Stockholders, is incorporated herein by reference.

Item 7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations

       Management's discussion and analysis of the Corporation's financial condition and results of operations, set forth under the heading "Management's Discussion and Analysis" on pages 10 through 13 of the Corporation's 1993 Annual Report to Stockholders, is incorporated herein by reference.

Item 8.     Financial Statements and Supplementary Data

       The financial statements of the Corporation, notes thereto, and supplementary data, appearing on pages 14 through 25 of the Corporation's 1993 Annual Report to Stockholders, are incorporated herein by reference.

Item 9.     Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure

       Not applicable.

                                 PART III

Item 10.    Directors and Executive Officers of the Registrant

       Information called for by this Item concerning directors of the Corporation is included in the definitive proxy statement for the Corporation's Annual Meeting of Stockholders to be held on April 12, 1994, which has been filed with the Commission pursuant to Regulation 14A, and such information is incorporated herein by reference.

       The executive officers of the Corporation are as follows:

       Vincent A. Calarco, age 51, has served as President and Chief Executive Officer of the Registrant since 1985 and Chairman of the Board since 1986. He is former Vice President for Strategy and Development, Uniroyal, Inc. (1984-1985), and former President of Uniroyal Chemical Company (1979-1984). Mr. Calarco has been a member of the Board of Directors of the Registrant since 1985. Mr. Calarco also serves as a director of Caremark International Inc. and J.M. Huber Corporation.

       Robert W. Ackley, age 52, has served as a Vice President of the Registrant since 1986 and as President of the Registrant's
Davis-Standard Division since 1983.

       Peter Barna, age 50, has served as Treasurer of the Registrant since 1980 and as Principal Accounting Officer since
1986.

       John T. Ferguson, II, age 47, has served as Chief Legal
Officer and Secretary of the Registrant since 1989.

       Nicholas Fern, Ph.D., age 50, has served as President of the Registrant's International Dyes and Chemicals Division since 1992, and as Managing Director of Crompton & Knowles Europe, S.A.
(formerly Crompton & Knowles Tertre) since 1978.

       Edmund H. Fording, Jr., age 57, has served as Vice President of the Registrant since 1991 and as President of the Registrant's Dyes and Chemicals Division since 1989. He is the former General Manager of the Dyes Division of Hilton Davis Co. (1988-1989) and Director of the Organic Department of Mobay Corporation (1980-1988).

       Marvin H. Happel, age 54, has served as Vice President -
Organization of the Registrant since 1986.  He is the former
Director of Human Resources of Uniroyal Chemical Company
(1979-1986).

       Charles J. Marsden, age 53, has served as Vice President -
Finance and Chief Financial Officer and as a member of the Board of Directors of the Registrant since 1985.

       Frank H. Schoonyoung, age 51, has served as President of the Corporation's Ingredient Technology Division since July 1992. He is the former Vice President and General Manager of Universal Flavors - U.S.A., Inc. (1990-1992) and Senior Vice President and Director, Flavor Division, Fritzsche Dodge & Olcott, a unit of BASF K&F Corporation (1965-1990).

       The term of office of each of the above-named executive officers is until the first meeting of the Board of Directors following the next annual meeting of stockholders and until the election and qualification of his successor.

       There is no family relationship between any of such officers, and there is no arrangement or understanding between any of them and any other person pursuant to which any such officer was selected as an officer.

Item 11.    Executive Compensation

     Information called for by this Item is included in the definitive proxy statement for the Corporation's Annual Meeting of Stockholders to be held on April 12, 1994, which has been filed with the Commission pursuant to Regulation 14A, and such information is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and
Management

     Information called for by this Item is included on page 5 of the definitive proxy statement for the Corporation's Annual Meeting of Stockholders to be held on April 12, 1994, and such information is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

     Information called for by this Item is included in the definitive proxy statement for the Corporation's Annual Meeting of Stockholders to be held on April 12, 1994, and such information is incorporated herein by reference.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
Form 8-K

   (a) The following documents are filed as a part of this report:

1. The financial statements and financial statement schedules listed in the Index on page F-1 of Exhibit 27 hereof.

2.  The Exhibits listed in paragraph (c), below.

   (b) There were no reports on Form 8-K filed during the last quarter of the period covered by this report.

   (c) The following Exhibits are either filed with this report on Form 10-K or incorporated herein by reference to the respective reports and registration statements of the Registrant identified in the parenthetical clause following the description of the Exhibit:

Exhibit   Description                                  Sequential
No.       of Exhibit                                   Page No.

3(i)      Restated Articles of Organization of the Corp-
          oration filed with the Commonwealth of
          Massachusetts on October 27, 1988, as amended
          on April 10, 1990 and on April 14, 1992.
          (Exhibit 3(a) to Form 10-K for the fiscal year
          ended December 26, 1992.)                          --

3(ii)     By-laws of the Corporation as amended to date.
          (Exhibit 3(b) to Form 10-K for the fiscal year
          ended December 30, 1989.)                          --

4(a)(1)   Rights Agreement dated as of July 20, 1988,
          between the Registrant and The Chase Manhattan
          Bank, N.A., as Rights Agent.  (Exhibit 1 to
          Form 8-K dated July 29, 1988.)                     --

4(a)(2)   Agreement dated as of March 28, 1991, amending
          Rights Agreement dated as of July 20, 1988,
          between the Registrant and The Chase Manhattan
          Bank, N.A., as Rights Agent. (Exhibit 4(i)(i)
          to Form 10-K for the fiscal year ended
          December 29, 1990.)                                --

4(b) Credit Agreement dated as of September 28, 1992, among the Registrant, five banks, and Bankers Trust
          Company as Agent.  (Exhibit 10.1 to Registration
          Statement No. 33-52642 on Form S-3.)

          (Other instruments defining the rights of holders of long-term debt of the Registrant are not being filed herewith pursuant to the provisions of Instruction 4(iii)

          to Item 601 of Regulation S-K. The Registrant agrees to furnish a copy of any such instrument to the Commission upon request.)

**10(a)   1983 Stock Option Plan of Crompton & Knowles
          Corporation, as amended through April 14, 1987.
          (Exhibit 10(c) to Form 10-Q for the quarter ended
          March 28, 1987.)                                   --

**10(b)   1977 Stock Option Plan of Crompton & Knowles
          Corporation, as amended.  (Exhibit 28(b) to
          Registration Statement No. 2-83339 on Form S-8.)   --

**10(c)   Amendments to Crompton & Knowles Corporation
          Stock Option Plans adopted February 22, 1988.
          (Exhibit 10(d) to Form 10-K for the fiscal
          year ended December 26, 1987.)                     --

**10(d)   Amended Annual Incentive Compensation Plan
*         for "A" Group of Senior Executives dated January
          24, 1994.                                         --

**10(e)   Summary of Management Incentive Bonus Plan for
          selected key management personnel. (Exhibit 10(m)
          to Form 10-K for the fiscal year ended December 27,
          1980.)                                             --

**10(f)   Supplemental Medical Reimbursement Plan.  (Exhibit
          10(n) to Form 10-K for the fiscal year ended
          December 27, 1980.)                                --

**10(g)   Supplemental Dental Reimbursement Plan.  (Exhibit
          10(o) to Form 10-K for the fiscal year ended
          December 27, 1980.)                                --

**10(h)   Employment Agreement dated February 22, 1988,
          between the Registrant and Vincent A. Calarco.
          (Exhibit 10(j) to the Form 10-K for the fiscal year
          ended December 26, 1987.)                          --

**10(i)   Form of Employment Agreement entered into in
          1988, 1989 and 1992 between the Registrant and
          seven of its executive officers.  (Exhibit 10(k) to
          Form 10-K for the fiscal year ended December 26,
          1987.)                                             --

**10(j)   Amended Supplemental Retirement Agreement dated
*         October 20, 1993 between the Registrant and
          Vincent A. Calarco.                                --

**10(k)   Form of Amended Supplemental Retirement Agreement
*         dated October 20, 1993 between the Registrant
          and three of its executive officers.               --

**10(l)   Supplemental Retirement Agreement Trust
*         Agreement dated October 20, 1993 between the
          Registrant and Shawmut Bank, N.A.                  --

**10(m)   Amended Benefit Equalization Plan dated
*         October 20, 1993.                                  --

**10(n)   Amended Benefit Equalization Plan Trust Agreement
*         dated October 20, 1993 by and between the
          Registrant and Shawmut Bank, N.A.                  --

**10(o)   Amended 1988 Long Term Incentive Plan.             --
*

10(p)     Trust Agreement dated as of May 15, 1989, by and
          between the Registrant and Shawmut Worcester
          County Bank, N.A. and First Amendment thereto
          dated as of February 8, 1990.  (Exhibit 10(w)
          to Form 10-K for the fiscal year ended December 30,
          1989.)                                             --

**10(q)  Form of 1989 - 1991 Long Term Performance Award
         Agreement (as amended).  (Exhibit 10(x) to Form
         10-K for the fiscal year ended December 30, 1989.)  --

**10(r)  Form of 1992 - 1994 Long Term Performance Award
         Agreement.  (Exhibit 10(y) to Form 10-K for the
         fiscal year ended December 28, 1991.)               --

**10(s) Crompton & Knowles Corporation Restricted Stock Plan for Directors approved by the stockholders on April
         9, 1991.  (Exhibit 10(z) to Form 10-K for the fiscal
         year ended December 28, 1991.)                      --

10(t) Share Purchase Agreement dated as of April 30, 1992 between Crompton & Knowles Europe, S.A., a subsidiary of the Registrant, and Imperial Chemical Industries PLC. (Exhibit 10(z) to Form 10-K for the fiscal
         year ended December 26, 1992.)                      --

**10(u)  1993 Stock Option Plan for Non-Employee Directors   __
*

*11      Statement re computation of per share earnings.     --

*13 1993 Annual Report to Stockholders of Crompton & Knowles Corporation. (Not to be deemed to be filed with the Securities and Exchange Commission except for those portions thereof which are expressly incorporated by reference into this report on
         Form 10-K.)                                         --

21       Subsidiaries of the Registrant.  (Exhibit 22 to Form
         10-K for the fiscal year ended December 26, 1992.)   --

*23      Consent of independent auditors.

*24 Power of attorney from directors and executive officers of the Registrant authorizing signature of this report. (Original on file at principal executive offices of Registrant.)

*27      Financial Statements and Financial Statement Schedules.

*29      Annual Report on Form 11-K of Crompton & Knowles
         Corporation Employee Stock Ownership Plan for the fiscal year ended December 31, 1993.



 *Copies of these Exhibits are annexed to this report on Form 10-K provided to the Securities and Exchange Commission and the New York Stock Exchange.

 **This Exhibit is a compensatory plan, contract or arrangement in which one or more directors or executive officers of the Registrant participate.






                             SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               CROMPTON & KNOWLES CORPORATION
                                        (Registrant)

Date:  March 25, 1994          By:  /s/ Charles J. Marsden
                                    Charles J. Marsden,
                                    Vice President-Finance

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name                                          Title

Vincent A. Calarco*            Chairman of the Board,  President,
                               and Director (Principal Executive
                               Officer)

Charles J. Marsden*            Vice President-Finance and
                               Director (Principal Financial
                               Officer)

Peter Barna*                   Treasurer (Principal Accounting
                               Officer)

James A. Bitonti*              Director

Harry W. Buchanan*             Director

Robert A. Fox*                 Director

Roger L. Headrick*             Director

Leo I. Higdon, Jr.*            Director

Michael W. Huber*              Director

Warren A. Law*                 Director

C. A. Piccolo*                 Director

Howard B. Wentz, Jr. *         Director


Date:  March 25, 1994          *By:  /s/ Charles J. Marsden
                                     Charles J. Marsden,
                                     as attorney-in-fact