Form 10-Q
period 1994-03-26
CROMPTON & KNOWLES CORP
filed 1994-05-10
CIK 25757

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.  20549


                                       FORM 10-Q


          (Mark One)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 26, 1994
                      --------------

                                            OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period
                from              to
                      ----------      ----------

                                 Commission File No. 1-4663
                                                     ------

                               Crompton & Knowles Corporation
                     (exact name of registrant as specified in its charter)


               Massachusetts                            04-1218720
               ---------------------                    -------------
               (State or other jurisdiction of          (I.R.S. Employer
               incorporation or organization)           Identification No.)

               One Station Place, Metro Center
               Stamford, Connecticut                    06902
               -------------------------------          --------
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
                                                           Yes   X  No
                                                               ---     ----

              Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   Class                      Outstanding at April 20, 1994
          ----------------------------        -----------------------------
          Common Stock, $.10 par value              51,286,996 shares

                           CROMPTON & KNOWLES CORPORATION
                                     FORM 10-Q
                          FOR QUARTER ENDED MARCH 26, 1994



                                       INDEX
                                       -----


           PART I.     FINANCIAL INFORMATION:

           Item 1.     Condensed Financial Statements and
           ------      ----------------------------------
                       Accompanying Notes
                       ------------------

                       .  Consolidated Statements of Earnings
                          (unaudited) - Quarters ended March 26, 1994 and March 27, 1993

                       . Consolidated Balance Sheets - March 26, 1994 (unaudited) and December 25, 1993

                       .  Consolidated Statements of Cash Flows
                          (unaudited) - Quarters ended March 26, 1994 and March 27, 1993

                       .  Notes to the Consolidated Financial
                          Statements - Quarter ended March 26, 1994
                          (unaudited)


           Item 2.     Management's Discussion and Analysis of Financial
           ------      -------------------------------------------------
                       Condition and Results of Operations
                       -----------------------------------


           PART II.    OTHER INFORMATION:

           Item 4.     Submission of Matters to a Vote of Security Holders
           ------      ---------------------------------------------------

           Item 6.     Exhibits and Reports on Form 8-K
           ------      --------------------------------

           Signatures

           Exhibit 11  Statement Re Computation of Per Share Earnings

                                                      UNAUDITED
CROMPTON & KNOWLES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Earnings
Quarters ended March 26, 1994 and March 27, 1993
(In thousands, except per share data)


                                       March 26,       March 27,
                                         1994            1993


  Net sales                           $ 133,594       $ 133,743

  Cost of products sold                  90,910          91,062

  Selling, general and administrative    19,804          20,161

  Depreciation and amortization           3,226           3,150

  Interest                                  182             408

  Other income                             (544)           (554)

    Total costs and expenses            113,578         114,227


  Earnings before income taxes           20,016          19,516

  Income taxes                            7,258           7,221

  Net earnings                        $  12,758       $  12,295

  Net earnings per common share       $     .25       $     .24

  Dividends per common share          $     .10       $     .08

  Average shares outstanding             51,988          52,095



See accompanying notes to the consolidated financial statements.
                                   - 2 -

                                          March 26, 1994 UNAUDITED

CROMPTON & KNOWLES CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
March 26, 1994 and December 25, 1993
(In thousands)

                                           March 26,        December 25,
                                             1994              1993
 ASSETS
 CURRENT ASSETS
 Cash                                    $     4,865       $     9,284
 Accounts receivable                          82,495            84,482
 Inventories                                 117,855           113,932
 Other current assets                         13,264            12,698
     Total current assets                    218,479           220,396
 NON-CURRENT ASSETS
 Property, plant and equipment               100,605            99,925
 Cost in excess of acquired net assets        33,108            33,275
 Other assets                                  9,580             9,650
                                         $   361,772       $   363,246


 LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES
 Notes payable                           $     2,995       $     5,100
 Accounts payable                             47,140            44,905
 Accrued expenses                             21,654            25,574
 Income taxes payable                         15,525            12,935
 Other current liabilities                     7,596             6,925
     Total current liabilities                94,910            95,439
 NON-CURRENT LIABILITIES
 Long-term debt                                4,000            14,000
 Accrued postretirement liability              9,079             9,084
 Deferred income taxes                         4,769             4,727
     Total non-current liabilities            17,848            27,811
 STOCKHOLDERS' EQUITY
 Common stock                                  5,336             5,336
 Additional paid-in capital                   61,892            61,783
 Retained earnings                           198,857           191,230
 Accumulated translation adjustment              179              (557)
 Treasury stock at cost                      (11,136)          (11,278)
 Deferred compensation                        (6,114)           (6,518)
     Total stockholders' equity              249,014           239,996

                                         $   361,772       $   363,246

See accompanying notes to the consolidated financial statements.
                                   - 3 -

                                                                UNAUDITED
CROMPTON & KNOWLES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Quarters ended March 26, 1994 and March 27, 1993
(In thousands)


                                                    March 26,    March 27,
Increase (decrease) to cash                            1994         1993
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                                     $   12,758   $   12,295
  Adjustments to reconcile net earnings
    to net cash provided
    by operations:
  Depreciation and amortization                         3,226        3,150
  Deferred compensation                                   404          403
  Changes in assets and liabilities, net                 (416)      (6,467)
    Net cash provided by operations                    15,972        9,381

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                 (3,267)      (1,673)
  Other investing activities                               12          137
    Net cash used by investing activities              (3,255)      (1,536)

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments of long-term debt                          (10,000)           -
  Change in notes payable                              (2,142)      (3,164)
  Net treasury stock activity                              70          159
  Dividends paid                                       (5,131)      (4,093)
    Net cash used by financing activities             (17,203)      (7,098)

CASH
  Effect of exchange rates on cash                         67         (109)
  Change in cash                                       (4,419)         638
  Cash at beginning of period                           9,284        2,441
  Cash at end of period                            $    4,865   $    3,079














See accompanying notes to the consolidated financial statements.
                                   -4-

          CROMPTON & KNOWLES CORPORATION AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
          Quarter ended March 26, 1994 (Unaudited)
          (In thousands)


          PRESENTATION OF CONSOLIDATED FINANCIAL STATEMENTS
          -------------------------------------------------

          The information included in the foregoing consolidated financial statements is unaudited but reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.

          Included in accounts receivable are allowances for doubtful accounts of $3,679 in 1994 and $4,072 at December 25, 1993.

          Accumulated depreciation amounted to $76,190 in 1994 and $73,387 at December 25, 1993.

          Accumulated amortization of cost in excess of acquired net assets amounted to $5,705 in 1994 and $5,456 at December 25, 1993.

          Other current liabilities primarily include customer deposits.

          It is suggested that the interim consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's December 25, 1993 Annual Report on Form 10-K.


          INVENTORIES
          -----------

          Components of inventories are as follows:

                                             March 26,        Dec. 25,
                                               1994             1993
                                             ---------        --------

          Finished goods                     $ 58,297         $ 57,987
          Work in process                      28,548           25,748
          Raw materials and supplies           31,010           30,197
                                              -------          -------

                                             $117,855         $113,932
                                              =======          =======

          CAPITAL STOCK
          -------------

          There are 53,361,072 common shares issued at $.10 par value, of which 2,039,076 shares and 2,069,547 shares were held in the treasury at March 26, 1994 and December 25, 1993, respectively.


          EARNINGS PER COMMON SHARE
          -------------------------

          The computation of earnings per common share is based on the weighted average number of common and common equivalent shares outstanding. A dual presentation of earnings per common share has not been made since there is no significant difference in earnings per share calculated on a primary or fully diluted basis.


          BUSINESS SEGMENT DATA
          ---------------------

                                             March 26,        March 27,
                                                1994             1993
                                             ---------        ---------

          SALES
          Specialty chemicals               $ 95,586         $ 99,581
          Specialty process equipment
              and controls                    38,008           34,162
                                             -------          -------

                                            $133,594         $133,743
                                             =======          =======

          OPERATING PROFIT
          Specialty chemicals               $ 16,078         $ 17,028
          Specialty process equipment
              and controls                     6,858            5,688
                                             -------          -------
                                              22,936           22,716
          General corporate expenses, net    ( 2,738)         ( 2,792)
          Interest expense                   (   182)         (   408)
                                             -------          -------

          Earnings before income taxes      $ 20,016         $ 19,516
                                             =======          =======

                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS


           FIRST QUARTER RESULTS
           ---------------------


           Overview
           --------

           Consolidated net sales of $133.6 million for the first quarter of 1994 were essentially unchanged from the first quarter of 1993. Net earnings of $12.8 million were 4% higher than in 1993. Net earnings per common share of $.25 increased 4% from the $.24 reported last year.

           Gross margin as a percentage of net sales of 32.0% was slightly higher than the 31.9% reported in the first quarter of 1993. Operating profit of $22.9 million increased 1% from the first quarter of 1993 with all of the increase coming from the specialty process equipment and controls segment.


           Specialty Chemicals
           -------------------

           Sales in the specialty chemicals segment were $95.6 million representing a decline of 4% from the first quarter of 1993. The decrease was attributable to lower selling prices (2%), lower unit volume (1%) and the impact of foreign currency translation (1%).

           Domestic dyes sales of $50.3 million were lower than the prior year by 6% primarily due to lower selling prices and weak demand for apparel, aggravated by poor weather conditions which also disrupted production and delayed shipments of raw materials and finished goods. International dyes sales of $22.4 million were lower by 6% versus the first quarter of 1993 primarily as a result of foreign currency translation. Specialty ingredients sales of $22.9 million rose 3% primarily reflecting increased unit volume in sweetener ingredient products. The percentage of sales outside the United States decreased slightly to 25% from 26% in the first quarter of 1993.

           Operating profit of $16.1 million for the first quarter of 1994 decreased 6% from 1993. Most of the decrease was attributable to lower unit volume and the impact of lower pricing not fully offset by lower raw material costs. The percentage of operating profit outside the United States decreased to 19% from 22% in 1993 primarily due to the negative impact of foreign currency translation.

           Specialty Process Equipment and Controls
           ----------------------------------------

           The Company's specialty process equipment and controls segment reported sales of $38.0 million representing a 11% increase over the first quarter of 1993. Approximately 8% was attributable to unit volume and 3% to pricing. Export sales accounted for 17% of total segment sales versus 25% for the comparable period in 1993. Operating profit for the first quarter of 1994 increased 21% to $6.8 million primarily as a result of higher unit volume and improved pricing. The order backlog for extruders and related equipment at the end of the first quarter of 1994 amounted to $41 million compared to $38 million at the end of fiscal 1993.


           Other
           -----

           Selling, general and administrative expenses of $19.8 million decreased 2% versus the comparable period in 1993 as planned cost reductions more than offset inflationary cost increases. Depreciation and amortization of $3.2 million increased 2% versus 1993 primarily as a result of a higher fixed capital base. Interest expense decreased 55% to $182 thousand primarily due to lower borrowings versus the first quarter of 1993. Other income of $544 thousand was essentially unchanged from the first quarter of 1993. The effective tax rate of 36.3% was slightly lower than the 37% in the 1993 period.


           LIQUIDITY AND CAPITAL RESOURCES
           -------------------------------

           The March 26, 1994 working capital balance of $123.6 million decreased 1% from year-end 1993, while the current ratio of 2.3 remained unchanged. Days sales in receivables of 54 days increased slightly from 52 days at year-end 1993. Inventory turnover of 2.9 for the first quarter of 1994 remained unchanged from year-end 1993.

           Cash flows from operating activities of $16.0 million increased 70% over the first quarter of 1993 and was used primarily to finance capital expenditures, pay cash dividends and reduce notes payable and long-term indebtedness. The Company's debt to total capital ratio decreased to 3% from 7% at year-end 1993. Capital expenditures are expected to approximate $20 million in 1994 primarily for expansion and improvement of operating facilities in the United States and Europe. Long-term liquidity requirements including such items as capital expenditures and dividends are expected to be financed from operations.

           INTERNATIONAL OPERATIONS
           ------------------------

           The lower U.S. dollar exchange rate at March 26, 1994 versus year-end 1993 for the Belgian Franc and French Franc accounted for the increase of $736 thousand in the accumulated translation adjustment account since year-end 1993. Changes in the balance of this account are primarily a function of fluctuations in exchange rates and do not necessarily reflect either enhancement or impairment of the net asset values or the earnings potential of the Company's foreign operations.

           The Company operates manufacturing facilities in Europe which serve primarily the European market. Exchange rate disruptions between the United States and European currencies, and among European currencies, are not expected to have a material effect on year-to-year comparisons of the Company's earnings.


           RESEARCH AND DEVELOPMENT
           ------------------------

           The Company employs about 240 engineers, draftsmen, chemists, and technicians responsible for developing new and improved chemical products and process equipment systems for the industries served by the Company. Year-to-year variations in sales of such new products generally are not expected to significantly affect the Company's results versus the prior year. Research and development expenditures totalled $2.6 million for the first quarter of 1994 compared to $2.9 million in the comparable 1993 period.


           ENVIRONMENTAL MATTERS
           ---------------------

           The Company's manufacturing facilities are subject to various federal, state and local requirements with respect to the discharge of materials into the environment or otherwise relating to the protection of the environment. The Company has been designated, along with others, as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or comparable state statutes, at two waste disposal sites; and two inactive subsidiaries have been designated, along with others, as potentially responsible parties at a total of four other sites.

           While the cost of compliance with existing environmental requirements is expected to increase, based on the facts currently known to the Company, management expects that those costs, including the cost to the Company of remedial actions at the waste disposal sites where it has been named a potentially responsible party, will not have a material effect on the Company's liquidity and financial condition and that the cost to the Company of any remedial actions will not be material to the results of the Company's operations in any given year.

           PART II. OTHER INFORMATION:


           Item 4.  Submission of Matters to a Vote of Security Holders
           ------   ---------------------------------------------------

                    (a) The Annual Meeting of the Stockholders was held on April 12, 1994.

                    (b) Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, there was no solicitation in opposition to the nominees for the Board of Directors as listed in the Proxy Statement, and all of such nominees were elected.

                    (c) A brief description of each matter voted upon at the Annual Meeting, and the results of voting, are as follows:

               1. Election of four (4) Directors to serve for a term expiring in 1997:

                                             FOR                AGAINST
                                      -------------------   ---------------

                   Robert A. Fox        40,738,295 Shares   561,933 Shares
                   Roger L. Headrick    40,748,534 Shares   551,694 Shares
                   Leo I. Higdon, Jr. 40,661,226 Shares 639,002 Shares Howard B. Wentz, Jr. 40,749,687 Shares 550,541 Shares


               2. Approval of the selection by the Board of Directors of an auditor for 1994:

                        FOR                 AGAINST            ABSTAINED
                 -----------------      ----------------    --------------

                 40,780,868 Shares        63,695 Shares     455,665 Shares


               3. Approval of the material terms of the performance goal under the Annual Incentive Compensation Plan for "A" Group of Senior Executives:

                        FOR                 AGAINST            ABSTAINED
                 ------------------     ----------------    --------------

                 39,156,609 Shares      1,494,483 Shares    649,136 Shares

           Item 6.  Exhibits and Reports on Form 8-K
           ------   --------------------------------

               (a)  Exhibits

                      Number           Description
                      ------           -----------

                      (11)        Statement Re Computation of Per Share
                                  Earnings

               (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                      SIGNATURES
                                      ----------


               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     CROMPTON & KNOWLES CORPORATION
                                                    (Registrant)




           May 9, 1994                By: /s/ Charles J. Marsden
                                          ---------------------------------
                                          Charles J. Marsden
                                          Vice President - Finance
                                          (Principal Financial Officer)




           May 9, 1994                By: /s/ John T. Ferguson
                                          ---------------------------------
                                          John T. Ferguson, II
                                          General Counsel and Secretary