Form 10-Q
period 1994-09-24
CROMPTON & KNOWLES CORP
filed 1994-11-07
CIK 25757

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549


                             FORM 10-Q


(Mark One)
X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 24, 1994

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

         Class                    Outstanding at October 19, 1994
Common Stock, $.10 par value              49,477,348 shares





                 CROMPTON & KNOWLES CORPORATION
                           FORM 10-Q
                FOR QUARTER ENDED SEPTEMBER 24, 1994



                             INDEX




 PART I.     FINANCIAL INFORMATION:

 Item 1.     Condensed Financial Statements and
             Accompanying Notes

             .  Consolidated Statements of Earnings
                (unaudited) - Quarters and nine months ended
                September 24, 1994 and September 25, 1993

             .  Consolidated Balance Sheets - September 24, 1994
                (unaudited) and December 25, 1993

             .  Consolidated Statements of Cash Flows
                (unaudited) - Nine months ended September 24,
                1994 and September 25, 1993

             .  Notes to the Consolidated Financial
                Statements - Nine months ended September 24,
                1994 (unaudited)


 Item 2.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations



 PART II.    OTHER INFORMATION:


 Item 6.     Exhibits and Reports on Form 8-K

 Signatures

 Exhibit 11  Statement Re Computation of Per Share Earnings

 Exhibit 27  Financial Data Schedule



                                -1-