Form 10-K
period 1994-12-31
CROMPTON & KNOWLES CORP
filed 1995-03-31
CIK 25757

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-K
(Mark One)
x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1994
                               OR
    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934
     For the transition period from             to

                   Commission File No. 1-4663

                 Crompton & Knowles Corporation
     (Exact name of registrant as specified in its charter)

     Massachusetts                      04-1218720
(State or other jurisdiction of incorporation or organization)
(I.R.S. Employer Identification No.)

     One Station Place, Metro Center
             Stamford, Connecticut      06902
     (address of principal executive offices)(Zip Code)

Registrant's telephone number, including area code: (203) 353-5400
   Securities registered pursuant to Section 12(b) of the Act:

                                        Name of each exchange
     Title of each class                on which registered

     Common Stock, $0.10 par value      New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
          Yes [x]     No

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.      [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed as of February 10, 1995, was $797,619,379.

The number of shares of Common Stock of the registrant outstanding as of February 10, 1995 was 48,450,207.

               DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Stockholders for fiscal year ended December 31, 1994.....
  Parts I, II and IV
Proxy Statement for Annual Meeting of Stockholders on April 11, 1995 .....
       Part III