Form 10-K
period 1995-12-30
CROMPTON & KNOWLES CORP
filed 1996-03-29
CIK 25757

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C.  20549

                                       FORM 10-K
(Mark One)
x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended December 30, 1995
                              OR

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed as of February 9, 1996, was $640,834,968.

The number of shares of Common Stock of the registrant outstanding as of February 9, 1996 was 48,022,079.

               DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Stockholders for fiscal year
 ended December 30, 1995                     Parts I, II and IV
Proxy Statement for Annual Meeting of Stockholders
 on April 9, 1996                            Part III