Form 10-Q
period 1996-03-30
CROMPTON & KNOWLES CORP
filed 1996-05-13
CIK 25757

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549


                             FORM 10-Q


(Mark One)
X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 30, 1996

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

         Class                    Outstanding at April 17, 1995
Common Stock, $.10 par value             48,026,751 shares