Form 10-K/A
period 1995-12-30
CROMPTON & KNOWLES CORP
filed 1996-06-19
CIK 25757

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


                 CROMPTON & KNOWLES CORPORATION

                              PART I

ITEM 1.  BUSINESS

General

    Crompton & Knowles Corporation (together with its consolidated subsidiaries, the "Corporation"), was incorporated in Massachusetts in 1900. The Corporation has engaged in the manufacture and sale of specialty chemicals since 1954 and, since 1961, in the manufacture and sale of specialty process equipment and controls. The Corporation expanded its specialty chemical business in 1988 with the acquisitions of Ingredient Technology Corporation, a leading supplier of ingredients for the food and pharmaceutical industries, and Townley Dyestuffs Auxiliaries Company, Ltd., one of the largest independent suppliers of dyes for Great Britain's textile and paper industries. The Corporation made two acquisitions in calendar year 1990, acquiring the business and certain assets and liabilities of Atlantic Industries, Inc., a domestic dye manufacturer, and APV Chemical Machinery, Inc., which manufactured the Sterling line of extruders, extrusion systems and industrial blow molding equipment for the plastics industry. In 1991, the Corporation acquired a wire and cable equipment business from Clipper Machines, Inc. In 1992, the Corporation acquired a pre-metallized dyes business and facility located in Oissel, France. The Corporation made two acquisitions in 1994, the Egan Machinery plastics extrusion, precision coating and cast and blown film equipment business and the plastics and rubber extrusion machinery and parts and after-market services business of McNeil & NRM, Inc. Effective January 1, 1995, the Corporation's textile dyes and chemicals business and its specialty process equipment and controls business have been conducted by Crompton & Knowles Colors Incorporated and Davis-Standard Corporation, respectively, wholly owned subsidiaries of the Corporation. In 1995, the Corporation acquired the plastics and rubber extrusion business of McNeil Akron Repiquet SARL, including a manufacturing facility located in Dannemarie, France, and Killion Extruders, Inc., a producer of precision laboratory and small scale extrusion systems. In January 1996, the Corporation acquired Klockner ER-WE-PA GmbH, a manufacturer of extrusion coating, cast film and plastic extrusion equipment located in Erkrath, Germany, and retained Salomon Brothers Inc to assist in exploring strategic alternatives to maximize shareholder value with respect to the Ingredient Technology Corporation business.

     Information as to the sales, operating profit, and identifiable assets attributable to each of the Corporation's business segments during each of its last three fiscal years is set forth in the Notes to Consolidated Financial Statements on page 23 of the Corporation's 1995 Annual Report to Stockholders, and such information is incorporated herein by reference. Products and Services

The principal products and services offered by the Corporation are described below.

                   SPECIALTY CHEMICALS

     Textile dyes manufactured and sold by the Corporation are used on both synthetic and natural fibers for knit and woven garments, home furnishings such as carpets, draperies, and upholstery, and automotive furnishings including carpeting, seat belts, and upholstery. Industrial dyes and chemicals are marketed to the paper, leather, and ink industries for use on stationery, tissue, towels, shoes, apparel, luggage, and other products and for transfer printing inks. The Corporation also markets organic chemical intermediates and a line of chemical auxiliaries for the textile industry, including leveling agents, dye fixatives, and scouring agents. Sales of this class of products accounted for 43%, 50%, and 57% of the total revenues of the Corporation in 1995, 1994, and 1993, respectively.

     The Corporation manufactures and sells reaction and compounded flavor ingredients for the food processing, bakery, beverage and pharmaceutical industries; colors certified by the Food & Drug Administration for sale to domestic producers of food and pharmaceuticals; and inactive ingredients for the pharmaceutical industry. The Corporation is also a leading supplier of specialty sweeteners, including edible molasses, molasses blends, malt extracts, and syrups for the bakery, confectionery and food processing industries and a supplier of seasonings and seasoning blends for the food processing industry. Sales of this class of products accounted for 15%, 17%, and 16% of the total revenues of the Corporation in 1995, 1994, and 1993, respectively.

         SPECIALTY PROCESS EQUIPMENT AND CONTROLS

    The Corporation manufactures and sells plastics and rubber extrusion equipment, industrial blow molding equipment, electronic controls, and integrated extrusion systems and offers specialized service and modernization programs for in-place extrusion systems. Sales of this class of products accounted for 42%, 33%, and 27% of the total revenues of the Corporation in 1995, 1994, and 1993, respectively.

    Integrated extrusion systems, which include extruders in combination with controls and other accessory equipment, are used to process plastic resins and rubber into various products such as plastic sheet used in appliances, automobiles, home construction, sports equipment, and furniture; cast and blown film used to package many consumer products; and extruded shapes used as house siding, furniture trim, and substitutes for wood molding. Integrated extrusion systems are also used to compound engineered plastics, to recycle and reclaim plastics, to coat paper, cardboard and other materials used as packaging, and to apply plastic or rubber insulation to high voltage power cable for electrical utilities and to wire for the communications, construction, automotive, and appliance industries.

     Industrial blow molding equipment produced by the Corporation is sold to manufacturers of non-disposable plastic items such as tool cases and beverage coolers.

     The Corporation's HES unit produces electrical and electronic controls primarily for use with extrusion systems. The Corporation is a major user of such controls.

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

Patents and Licenses

     Crompton & Knowles owns patents, trade names, and trademarks and uses know-how, trade secrets, formulae, and manufacturing techniques which assist in maintaining the competitive position of certain of its products. Patents, formulae, and know-how are of particular importance in the manufacture of a number of the dyes and flavor ingredients sold in the Corporation's specialty chemicals business, and patents and know-how are also significant in the manufacture of certain wire insulating and plastics processing machinery product lines. The Corporation believes that no single patent, trademark, or other individual right is of such importance, however, that expiration or termination thereof would materially affect its business. The Corporation is also licensed to use certain patents and technology owned by foreign companies to manufacture products complementary to its own products, for which it pays royalties in amounts not considered material to the consolidated results of the enterprise. Products to which the Corporation has such rights include certain dyes, plastics machinery and flavored ingredients.

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

Backlog

     Because machinery production schedules range from about 60 days to 10 months, backlog is important to the Corporation's specialty process equipment and controls business. Firm backlog of customers' orders for this business at December 30, 1995, totalled approximately $72 million compared with $66 million at December 31, 1994. It is expected that most of the December 30, 1995, backlog will be shipped during 1996. Orders for specialty chemicals and equipment repair parts are filled primarily from inventory stocks and thus are excluded from backlog.

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

Research and Development

     Crompton & Knowles employs about 280 engineers, draftsmen, chemists, and technicians responsible for developing new and improved chemical products and process equipment systems for the industries served by the Corporation.
Often, new products are developed in response to specific customer needs. The Corporation's process of developing and commercializing new products and product improvements is ongoing and involves many products, no one of which is large enough to significantly impact the Corporation's results of operations from year to year. Research and development expenditures totalled $14.0 million for the year 1995, $12.1 million for the year 1994, and $11.2 million for the year 1993.

Environmental Matters

     The Corporation's manufacturing facilities are subject to various federal, state and local requirements with respect to the discharge of materials into the environment or otherwise relating to the protection of the environment. Although precise amounts are difficult to define, in 1995, the Corporation spent approximately $15.8 million to comply with those requirements, including approximately $4.9 million in capital expenditures.

     The Corporation has been designated, along with others, as a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, or comparable state statutes, at two waste disposal sites; and an inactive subsidiary has been designated, along with others, as a potentially responsible party at two other sites.

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

Employees

     The Corporation had 2,761 employees on December 30, 1995.

Financial Information Concerning Foreign Operations and Export Sales

     The information with respect to sales, operating profit, and identifiable assets attributable to each of the major geographic areas served by the Corporation and export sales, for each of the Corporation's last three fiscal years, set forth in the Notes to Consolidated Financial Statements on page 23 of the Corporation's 1995 Annual Report to Stockholders, is incorporated herein by reference.

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

ITEM 2.     PROPERTIES

    The following table sets forth information as to the principal operating properties of the Corporation and its subsidiaries:


                                                   Ownership
Business Segment                       Dates       or Lease
and Location          Products         Built       Expiration

Specialty Chemicals:

Carrollton, TX        Seasonings       1982          1997
office and plant

Des Plaines, IL       Flavors          1968          Owned
office and plant

Elyria, OH            Seasonings       1978          2001
office and plant

Gibraltar, PA         Textile and      1964-         Owned
office, laboratory    other dyes       1980
and chemical plant

Lowell, NC            Textile dyes,
chemical plant        organic chemicals 1961         Owned

Mahwah, NJ            Flavors and       1984-        2004
office, laboratory    Seasonings        1989
and plant

Newark, NJ            Textile dyes,     1949-        Owned
chemical plant        organic chemicals 1985

Nutley, NJ            Textile and       1949-        Owned
office, laboratory    other dyes        1977
and chemical plant

Oissel, France        Textile and       1946-        Owned
office, laboratory    other dyes        1992
and chemical plant

Reading, PA           Textile dyes,         1910-    Owned
chemical plant        organic chemicals     1979
                      and food colors

Tertre, Belgium       Textile and           1970     Owned
office, laboratory    other dyes
and chemical plant

Vineland, NJ     Food and pharmaceutical    1995     Owned
office and plant ingredients and colors

Specialty Process
Equipment and Controls:

Cedar Grove, NJ   Precision Laboratory      1929     1996
office and        extrusion equipment
machine shop      and extrusion systems

Dannemarie, France Extrusion systems        1967-    Owned
office and                                  1980
machine shop

Edison, NJ         Blow molding and         1974-    2000
office and         extrusion                1979
machine shop       equipment

Erkrath, Germany   Extrusion systems        1954-    Owned
office and                                  1991
machine shop

Pawcatuck, CT      Plastics and rubber      1965-    Owned
office and         extrusion and            1985
machine shop       electronic control
                   equipment and systems

Pawcatuck, CT      Extrusion systems        1968     1998
office and
machine shop

Somerville, NJ     Extrusion systems        1966-    Owned
office and                                  1994
machine shop

     All plants are built of brick, tile, concrete, or sheet metal materials and are of one-floor construction except parts of the plants located in Reading and Gibraltar, Pennsylvania, Nutley, Cedar Grove, and Somerville, New Jersey, Oissel and Dannemarie, France, Erkrath, Germany, and Tertre, Belgium. All are considered to be in good operating condition, well maintained, and suitable for the Corporation's requirements.


ITEM 3.     LEGAL PROCEEDINGS

     In the normal course of its business, the Corporation is subject to investigations, claims and legal proceedings, some of which concern environmental matters, involving both private and governmental parties. In some cases, the remedies sought or damages claimed may be substantial. While each of these matters is subject to various uncertainties as to outcome, and some of them may be decided unfavorably to the Corporation, based on the facts known to the Corporation and on consultation with legal counsel, management believes that there are no such matters pending or threatened which will have a material effect on the financial position of the Corporation or the results of the Corporation's operations in any given year.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                         PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

    The information concerning the range of market prices for the Corporation's Common Stock on the New York Stock Exchange and the amount of dividends paid thereon during the past two years, set forth in the Notes to Consolidated Financial Statements on page 24 of the Corporation's 1995 Annual Report to Stockholders, is incorporated herein by reference.

     The number of registered holders of Common Stock of the Corporation on December 30, 1995, was 4,664.

ITEM 6.     SELECTED FINANCIAL DATA

     The selected financial data for the Corporation for each of its last five fiscal years, set forth under the heading "Eleven Year Selected Financial Data" on pages 26 and 27 of the Corporation's 1995 Annual Report to Stockholders, is incorporated herein by reference.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     Management's discussion and analysis of the Corporation's financial condition and results of operations, set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 11 through 13 of the Corporation's 1995 Annual Report to Stockholders, is incorporated herein by reference.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements of the Corporation, notes thereto, and supplementary data, appearing on pages 14 through 25 of the Corporation's 1995 Annual Report to Stockholders, are incorporated herein by reference.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE

     None.
                           PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information called for by this item concerning directors of the Corporation is included in the definitive proxy statement for the Corporation's Annual Meeting of Stockholders to be held on April 9, 1996, which has been filed with the Commission pursuant to Regulation 14A, and such information is incorporated herein by reference.


     The executive officers of the Corporation are as follows:


Vincent A. Calarco, age 53, has served as President and Chief Executive Officer of the Registrant since 1985 and Chairman of the Board since 1986. He is former Vice President for Strategy and Development, Uniroyal, Inc. (1984-1985), and former President of Uniroyal Chemical Company (1979-1984). Mr. Calarco has been a member of the Board of Directors of the Registrant since 1985. Mr. Calarco also serves as a director of Caremark International Inc.

Robert W. Ackley, age 54, has served as a Vice President of the Registrant since 1986 and as President of Davis-Standard Corporation (formerly the Davis-Standard Division) since 1983.

Peter Barna, age 52, has served as Treasurer of the Registrant since 1980 and as Principal Accounting Officer since 1986.

John T. Ferguson, II, age 49, has served as General Counsel and Secretary of the Registrant since 1989.

Nicholas Fern, Ph.D., age 52, has served as President, Dyes and Chemicals - Asia, for the Registrant since 1994, as President of the Registrant's International Dyes and Chemicals Division from 1992 to 1994, and as Managing Director of Crompton & Knowles Europe, S.A. (formerly Crompton & Knowles Tertre) from 1978 to 1994.

Gerald H. Fickenscher, Ph.D., age 52, has served as President, Dyes and Chemicals - Europe, for the Registrant and as Managing Director of Crompton & Knowles Europe, S.A. since 1994. He is the former Chief Financial Officer of Uniroyal Chemical Corporation (1986-1994).

Edmund H. Fording, Jr., age 59, has served as Vice President of the Registrant since 1991 and as President of Crompton & Knowles Colors Incorporated (formerly the domestic Dyes and Chemicals Division) since 1989. He is the former General Manager of the Dyes Division of Hilton Davis Co. (1988-1989) and Director of the Organic Department of Mobay Corporation (1980-1988).

Marvin H. Happel, age 56, has served as Vice President -Organization of the Registrant since 1986. He is the former Director of Human Resources of Uniroyal Chemical Company (1979-1986).

Charles J. Marsden, age 55, has served as Vice President - Finance and Chief Financial Officer and as a member of the Board of Directors of the Registrant since 1985.

Rudy M. Phillips, age 54, has served as President of Ingredient Technology Corporation since January, 1996. He is a former Vice President of Ingredient Technology Corporation (1988-1996).

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

ITEM 11.    EXECUTIVE COMPENSATION

     Information called for by this item is included in the definitive proxy statement for the Corporation's Annual Meeting of Stockholders to be held on April 9, 1996, which has been filed with the Commission pursuant to Regulation 14A, and such information is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

     Information called for by this item is included on pages 1 and 5 of the definitive proxy statement for the Corporation's Annual Meeting of Stockholders to be held on April 9, 1996, and such information is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information called for by this item is included in the definitive proxy statement for the Corporation's Annual Meeting of Stockholders to be held on April 9, 1996, and such information is incorporated herein by reference.


                               PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

(a) The following documents are filed as part of this report:

1. Financial statements and Independent Auditors' Report, as required by Item 8 of this form, which appear on pages 14 through 25 of the Corporation's 1995 Annual Report to Stockholders and are incorporated herein by reference:

(i) Consolidated Statements of Earnings for the fiscal years ended December 30, 1995, December 31, 1994,and December 25, 1993;
(ii)  Consolidated Balance Sheets as at December 30, 1995, and December 31,
      1994;
(iii) Consolidated Statements of Cash Flows for the fiscal years ended December 30, 1995, December 31, 1994, and December 25, 1993;
(iv) Consolidated Statements of Stockholders' Equity for the fiscal years ended December 30, 1995, December 31, 1994, and December 25, 1993;
(v)   Notes to Consolidated Financial Statements; and
(vi)  Independent Auditors' Report.

2. Independent Auditors' Report on Financial Statement Schedule and financial statement schedule II, Valuation and Qualifying Accounts, required by Regulation S-X. Pages S-1 and S-2 hereof.

3.  Exhibits filed herewith or incorporated herein by reference:

Exhibit No.      Description

3(i)   Restated Articles of Organization of the Corporation filed with the
Commonwealth of Massachusetts on October 27, 1988, as amended on April 10, 1990 and on April 14, 1992. (Exhibit 3(a) to Form 10-K for the fiscal year ended December 26, 1992.)


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

4(b)(1) Credit Agreement dated as of September 28, 1992, among the Registrant, five banks, and Bankers Trust Company as Agent. (Exhibit 10.1 to Registration Statement No. 33-52642 on Form S-3.)

4(b)(2)   First Amendment to Credit Agreement dated as of September 1, 1994, among the Registrant, five banks, and Bankers Trust Company as Agent. (Exhibit 4(b)(2) to Form 10-K for the fiscal year ended December 31, 1994.)

*4(b)(3) Second Amendment to Credit Agreement dated as of May 18, 1995, among the Registrant, five banks, and Bankers Trust Company as Agent.

+10(a) 1983 Stock Option Plan of Crompton & Knowles Corporation, as amended through April 14, 1987. (Exhibit 10(c) to Form 10-Q for the quarter ended March 28, 1987.)

+10(b) Amendments to Crompton & Knowles Corporation Stock Option Plans adopted February 22, 1988. (Exhibit 10(d) to Form 10-K for the fiscal year ended December 26, 1987.)

+10(c) Amended Annual Incentive Compensation Plan for "A" Group of Senior Executives dated January 24, 1994. (Exhibit 10(d) to Form 10-K for the fiscal year ended December 25, 1993.)

+10(d) Summary of Management Incentive Bonus Plan for selected key management personnel. (Exhibit 10(m) to Form 10-K for the fiscal year ended December 27, 1980.)

+10(e) Supplemental Medical Reimbursement Plan. (Exhibit 10(n) to Form 10-K for the fiscal year ended December 27, 1980.)

+10(f)   Supplemental Dental Reimbursement Plan.  (Exhibit 10(o) to Form 10-K
for the fiscal year ended December 27, 1980.)

+10(g) Employment Agreement dated February 22, 1988, between the Registrant and Vincent A. Calarco. (Exhibit 10(j) to the Form 10-K for the fiscal year ended December 26, 1987.)

+10(h) Form of Employment Agreement entered into in 1988, 1989, 1992, 1994 and 1996 between the Registrant or one of its subsidiaries and nine of the executive officers of the Registrant. (Exhibit 10(k) to Form 10-K for the fiscal year ended December 26, 1987.)

*+10(i) Amended Supplemental Retirement Agreement dated October 18, 1995 between the Registrant and Vincent A. Calarco.

*+10(j) Form of Amended Supplemental Retirement Agreement dated October 18, 1995 between the Registrant and three of its executive officers.

*+10(k) Form of Supplemental Retirement Agreement dated October 18, 1995 between the Registrant and five of its executive officers.

+10(l) Supplemental Retirement Agreement Trust Agreement dated October 20, 1993 between the Registrant and Shawmut Bank, N.A. (Exhibit 10(l) to
Form 10-K for the fiscal year ended December 25, 1993.)

+10(m) Amended Benefit Equalization Plan dated October 20, 1993. (Exhibit 10(m) to Form 10-K for the fiscal year ended December 25, 1993.)

+10(n) Amended Benefit Equalization Plan Trust Agreement dated October 20, 1993 between the Registrant and Shawmut Bank, N.A. (Exhibit 10(n) to
Form 10-K for the fiscal year ended December 25, 1993.)

+10(o) Amended 1988 Long Term Incentive Plan. (Exhibit 10(o) to Form 10-K for the fiscal year ended December 25, 1993.)

10(p)   Trust Agreement dated as of May 15, 1989, between the Registrant and
Shawmut Worcester County Bank, N.A. and First Amendment thereto dated as of February 8, 1990. (Exhibit 10(w) to Form 10-K for the fiscal year ended December 30, 1989.)

+10(q) Form of 1992 - 1994 Long Term Performance Award Agreement. (Exhibit 10(y) to Form 10-K for the fiscal year ended December 28, 1991.)

+10(r)   Crompton & Knowles Corporation Restricted Stock Plan for Directors
approved by the stockholders on April 9, 1991. (Exhibit 10(z) to Form 10-K for the fiscal year ended December 28, 1991.)

*+10(s)  Amended 1993 Stock Option Plan for Non-Employee Directors.

*11  Statement re computation of per share earnings.

*13 1995 Annual Report to Stockholders of Crompton & Knowles Corporation. (Not to be deemed filed with the Securities and Exchange Commission except those portions expressly incorporated by reference into this report on Form 10-K.)

*21  Subsidiaries of the Registrant.

*23  Consent of independent auditors.

*24 Power of attorney from directors and executive officers of the Registrant authorizing signature of this report. (Original on file at principal executive offices of Registrant.)

*27  Financial Data Schedule for the fiscal year ended December 30, 1995.

*29 Annual Report on Form 11-K of Crompton & Knowles Corporation Employee Stock Ownership Plan for the fiscal year ended December 31, 1995.

 * Copies of these Exhibits are annexed to this report on Form 10-K provided to the Securities and Exchange Commission and the New York Stock Exchange.

 + This Exhibit is a compensatory plan, contract or arrangement in which one or more directors or executive officers of the Registrant participate.

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


              CROMPTON & KNOWLES CORPORATION
                           (Registrant)


Date:  March 29, 1996       By:  /s/ Charles J. Marsden
                                     Charles J. Marsden
                                     Vice President-Finance



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



Name                              Title


Vincent A. Calarco*        Chairman of the Board,President, and Director
                           (Principal Executive Officer)

Charles J. Marsden*        Vice President-Finance and Director
                           (Principal Financial Officer)

Peter Barna*               Treasurer (Principal Accounting Officer)

James A. Bitonti*          Director

Robert A. Fox*             Director

Roger L. Headrick*         Director

Leo I. Higdon, Jr.*        Director

Michael W. Huber*          Director

C. A. Piccolo*             Director

Patricia K. Woolf*         Director




Date:  March 29, 1996     By:  /s/ Charles J. Marsden
                                   Charles J. Marsden
                                   as attorney-in-fact




INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE


Board of Directors
Crompton & Knowles Corporation:


Under date of January 24, 1996, we reported on the consolidated balance sheets of Crompton & Knowles Corporation and subsidiaries as of December 30, 1995 and December 31, 1994, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the fiscal years in the three-year period ended December 30, 1995, as contained in the 1995 Annual Report to Stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the Annual Report on Form 10K of Crompton & Knowles Corporation for the fiscal year 1995. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                      /s/ KPMG Peat Marwick LLP


Stamford, Connecticut
January 24, 1996



                                                  SCHEDULE II

      CROMPTON & KNOWLES CORPORATION AND SUBSIDIARIES

           Valuation and Qualifying Accounts
              (In thousands of dollars)



                                        Additions
                         Balance at     charged to                  Balance
                          beginning     costs and                   at end
                           of year      expenses  Recurring  Other  of year


Fiscal Year ended
 December 30, 1995
 Allowance for
 doubtful accounts        $3,829      $  707    $(1,297)(1)  $ 30(3)    $3,269
 Accumulated amortization
 of costin excess of
 acquired net assets       6,622       1,591      80(2)       (12)(4)    8,281
  Accumulated amortization
  of other intangible assets 1,505       240       -          (522)(4)   1,223


Fiscal Year ended
  December 31, 1994
  Allowance for
  doubtful accounts        $4,072    $   84    $ (349)(1)   $ 22(3)     $3,829
  Accumulated amortization
  of cost in excess of
  acquired net assets       5,456      1,097      101 (2)    (32)(4)     6,622
  Accumulated amortization
  of other intangible assets 1,239       266        -           -        1,505


Fiscal Year ended
 December 25, 1993
  Allowance for
  doubtful accounts        $3,736     $   483   $   (147)(1)  $  -      $4,072
  Accumulated amortization
  of costin excess of
  acquired net assets       4,510         963        (17)(2)     -       5,456
  Accumulated amortization
  of other intangible assets  996         285         (42)(2)     -      1,239



(1)Represents accounts written off as uncollectible (net of recoveries), and the translation effect of accounts denominated in foreign currencies.

(2)Represents the translation effect of intangible assets denominated in foreign currencies.

(3)Represents allowance related to the acquisition of Killion Extruders, Inc. in 1995 and Egan Machinery in 1994.

(4)Represents intangible asset retirements.