Form 10-Q/A
period 1994-06-25
CROMPTON & KNOWLES CORP
filed 1996-07-02
CIK 25757

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549


                             FORM 10-Q/A


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





                 CROMPTON & KNOWLES CORPORATION
                           FORM 10-Q/A
                FOR QUARTER ENDED JUNE 25, 1994



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



 PART II.    OTHER INFORMATION:


 Item 6.     Exhibits and Reports on Form 8-K

 Signatures

 Exhibit 11  Statement Re Computation of Per Share Earnings




                                                                    UNAUDITED
CROMPTON & KNOWLES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Earnings
Quarters and six months ended June 25, 1994 and June 26, 1993
(In thousands, except per share data)

                                 Quarters ended             Six months ended
                                June 25,     June 26,       June 25,     June 26,
                                  1994         1993           1994         1993


Net sales                   $ 154,452    $ 147,677      $ 288,046    $ 281,420


Cost of products sold         103,500       98,824        194,410      189,886

Selling, general and administra  22,362       20,932         42,166       41,093

Depreciation and amortization     3,173        3,171          6,399        6,321

Interest                          202          303            384          711

Other income                      (91)        (322)          (635)        (876)

Total costs and expenses      129,146      122,908        242,724      237,135


Earnings before income taxes     25,306       24,769         45,322       44,285

Income taxes                      9,199        9,116         16,457       16,337


Net earnings                  $  16,107    $  15,653      $  28,865    $  27,948


Net earnings per common share $     .31    $     .30      $     .56    $     .54


Dividends per common share    $     .12    $     .10      $     .22    $     .18


Average shares outstanding       51,791       52,176         51,935       52,155



See accompanying notes to the consolidated financial statements.



                                          June 25, 1994 UNAUDITED

CROMPTON & KNOWLES CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
June 25, 1994 and December 25, 1993
(In thousands)

                                           June 25,         December 25,
                                             1994              1993
 ASSETS
 CURRENT ASSETS
 Cash                                    $     2,359       $     9,284
 Accounts receivable                          98,752            84,482
 Inventories                                 132,569           113,932
 Other current assets                         16,896            12,698
     Total current assets                    250,576           220,396
 NON-CURRENT ASSETS
 Property, plant and equipment               109,174            99,925
 Cost in excess of acquired net assets        41,386            33,275
 Other assets                                  9,673             9,650
                                         $   410,809       $   363,246


 LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES
 Notes payable                           $    24,038       $     5,100
 Accounts payable                             50,344            44,905
 Accrued expenses                             33,036            25,574
 Income taxes payable                          8,146            12,935
 Other current liabilities                    13,444             6,925
     Total current liabilities               129,008            95,439
 NON-CURRENT LIABILITIES
 Long-term debt                               14,000            14,000
 Accrued postretirement liability              9,080             9,084
 Deferred income taxes                         4,837             4,727
     Total non-current liabilities            27,917            27,811
 STOCKHOLDERS' EQUITY
 Common stock                                  5,336             5,336
 Additional paid-in capital                   61,773            61,783
 Retained earnings                           208,808           191,230
 Accumulated translation adjustment            1,207              (557)
 Treasury stock at cost                      (17,377)          (11,278)
 Deferred compensation                        (5,863)           (6,518)
     Total stockholders' equity              253,884           239,996

                                         $   410,809       $   363,246

See accompanying notes to the consolidated financial statements.



                                                                    UNAUDITED
CROMPTON & KNOWLES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Six months ended June 25, 1994 and June 26, 1993
(In thousands)



                                                     June 25,         June 26,
Increase (decrease) to cash                             1994             1993
CASH FLOWS FROM OPERATING ACTIVITIES

Net earnings                                      $   28,865       $   27,948
Adjustments to reconcile net earnings
to net cash provided by operations:
Depreciation and amortization                          6,399            6,321
Deferred compensation and income taxes                   655              729
Changes in assets and liabilities, net               (26,306)         (18,489)
Net cash provided by operations                        9,613           16,509

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition                                          (10,718)               -
Capital expenditures                                  (7,388)          (4,775)
Other investing activities                               106            1,508
Net cash used by investing activities                 (18,000)          (3,267)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term borrowings                    10,000                -
Payments of long-term debt                           (10,000)               -
Change in notes payable                               18,903           (3,398)
Net treasury stock activity                           (6,206)             393
Dividends paid                                       (11,287)          (9,221)
Net cash used by financing activities                  1,410          (12,226)

CASH
Effect of exchange rates on cash                         52              (46)
Change in cash                                        (6,925)             970
Cash at beginning of period                            9,284            2,441
Cash at end of period                             $    2,359       $    3,411




See accompanying notes to the consolidated financial statements.




CROMPTON & KNOWLES CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
Six months ended June 25, 1994 (Unaudited)
(In thousands)


PRESENTATION OF CONSOLIDATED FINANCIAL STATEMENTS

The information included in the foregoing consolidated financial statements is unaudited but reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.

Included in accounts receivable are allowances for doubtful accounts of $3,882 in 1994 and $4,072 at December 25, 1993.

Accumulated depreciation amounted to $79,273 in 1994 and $73,387 at December 25, 1993.

Accumulated amortization of cost in excess of acquired net assets amounted to $6,012 in 1994 and $5,456 at December 25, 1993.

Other current liabilities primarily include customer deposits.

It is suggested that the interim consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's December 25, 1993
Annual Report on Form 10-K.


CAPITAL STOCK

There are 53,361,072 common shares issued at $.10 par value, of which 2,359,704 shares and 2,069,547 shares were held in the treasury at June 25, 1994 and December 25, 1993, respectively.


INVENTORIES

Components of inventories are as follows:

                                   June 25,         Dec. 25,
                                     1994             1993

Finished goods                     $ 65,862         $ 57,987
Work in process                      34,240           25,748
Raw materials and supplies           32,467           30,197

                                   $132,569         $113,932

EARNINGS PER COMMON SHARE

The computation of earnings per common share is based on the weighted average number of common and common equivalent shares outstanding. A dual presentation of earnings per common share has not been made since there is no significant difference in earnings per share calculated on a primary or fully diluted basis.


ACQUISITION

On May 18, 1994, the Company acquired the business and certain assets of the Egan Machinery Division of John Brown Plastics Machinery at a cost of $10,718. The acquisition has been accounted for using the purchase method and, accordingly, the acquired assets and liabilities have been recorded at their fair value at the date of acquisition. The results of operations of this business have been included in the Consolidated Statements of Earnings since the date of acquisition.


BUSINESS SEGMENT DATA
                                         Six Months Ended
                                    June 25,         June 26,
                                      1994             1993

SALES
Specialty chemicals                $200,966         $208,291
Specialty process equipment
    and controls                     87,080           73,129

                                   $288,046         $281,420

OPERATING PROFIT
Specialty chemicals                $ 35,632         $ 38,407
Specialty process equipment
    and controls                     15,318           11,914
                                     50,950           50,321
General corporate expenses, net     ( 5,244)         ( 5,325)
Interest expense                    (   384)         (   711)

Earnings before income taxes       $ 45,322         $ 44,285



             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS




SECOND QUARTER RESULTS

Overview

Consolidated net sales of $154.5 million for the second quarter of 1994 increased 5% over the comparable 1993 period. Net earnings of $16.1 million were 3% higher than the second quarter of 1993. Net earnings per common share of $.31 increased 3% from the $.30 reported last year.

Gross margin as a percentage of net sales was 33%, essentially unchanged from the second quarter of 1993. Operating profit of $28.0 million increased 2% from the second quarter of 1993 with all of the increase coming from the specialty process equipment and controls segment.

Specialty Chemicals

The Company's specialty chemicals segment reported sales of $105.4 million representing a 3% decrease from the comparable period in 1993. The decrease was attributable primarily to lower selling prices (2%) and the impact of foreign currency translation (1%).

Domestic dyes sales of $57.4 million were 4% lower than the second quarter of 1993 primarily due to lower selling prices. International dyes sales of $24.0 million were lower by 7% versus the comparable 1993 period with 2% attributable to foreign currency translation and the balance primarily attributable to lower unit volume under a long-term supply agreement. Specialty ingredients sales of $24.0 million rose 4% primarily from increased unit volume. The percentage of sales outside the United States decreased slightly to 24% from 25% in the second quarter of 1993.

Operating profit of $19.6 million for the second quarter of 1994 decreased 9% from the comparable quarter in 1993 primarily attributable to lower selling prices and unit volume, offset in part by lower dye intermediate costs. The percentage of operating profit outside the United States of 19% was unchanged versus the comparable period in 1993.




Specialty Process Equipment and Controls

The Company's specialty process equipment and controls segment reported sales of $49.1 million representing a 26% increase over the second quarter of 1993. Approximately 14% was attributable to the acquisition of Egan Machinery, 8% to unit volume and 4% to pricing. Export sales of $15.1 million were up 9% versus 1993 and accounted for 31% of total segment sales versus 35% for the second quarter of 1993. Operating profit increased 36% to $8.4 million in the second quarter of 1994 primarily as a result of unit volume growth and improved pricing. The order backlog for extruders and related equipment at the end of the second quarter amounted to $58 million compared to $38 million at the end of 1993.

Other

Selling, general and administrative expenses of $22.4 million increased 7% versus the second quarter of 1993 primarily due to the acquisition of Egan Machinery and the impact of inflation. Depreciation and amortization of $3.2 million approximated the level in the second quarter of 1993. Interest expense of $202 thousand decreased 33% from the second quarter of 1993 primarily as a result of lower borrowings. Other income of $91 thousand was lower by $231 thousand (less than 1% of pretax earnings) versus 1993. The Company's effective tax rate of 36.4% was slightly lower than the 37% in the 1993 period.


YEAR-TO-DATE RESULTS

Overview

Consolidated net sales for the first six months of 1994 of $288 million increased 2% from the comparable period in 1993. Net earnings of $28.9 million increased 3% versus the $27.9 million earned in the first half of 1993. Net earnings per common share of $.56 increased 4% versus $.54 reported last year.

Gross margin as a percentage of net sales was 32.5%, unchanged from the comparable 1993 period. Operating profit of $51.0 million increased slightly from $50.3 million in the first half of 1993.


Specialty Chemicals

The Company's specialty chemicals segment reported sales of $201 million representing a decline of 4% versus the first six months of 1993. The decrease was attributable to lower selling prices (2%), lower unit volume (1%) and the impact of foreign currency translation (1%).

Domestic dyes sales of $107.7 million were lower than the first six months of 1993 by 5% due to lower selling prices and weak demand for apparel dyes. International dyes sales of $46.4 million were lower by 6% versus 1993 primarily as a result of foreign currency translation and lower unit volume under a long-term supply agreement. Specialty ingredients sales rose 4% to $46.9 million reflecting increased unit volume. The percentage of sales outside the United States decreased slightly to 24% from 25% for the comparable period in 1993.

Operating profit of $35.7 million for the first six months of 1994 decreased 7% from 1993. Most of the decrease was attributable to lower unit volume and lower pricing, offset in part by lower dye intermediate costs. The percentage of operating profit outside the United States decreased slightly to 19% from 20% in the first half of 1993.

Specialty Process Equipment and Controls

The Company's specialty process equipment and controls segment reported sales of $87 million representing a 19% increase over the first six months of 1993. The sales increase was attributable to the acquisition of Egan Machinery (7%), unit volume growth (8%), and pricing (4%). Export sales of $21.6 million declined 4% from 1993 and accounted for 25% of total segment sales versus 31% in the first six months of 1993. Operating profit of $15.3 million increased 29% versus the comparable 1993 period primarily as a result of unit volume growth and improved pricing.

Other

Selling, general and administrative expenses of $42.2 million increased 3% versus the first six months of 1993 primarily due to the acquisition of Egan Machinery. Depreciation and amortization of $6.4 million increased slightly versus the 1993 period as a result of a higher fixed capital base. Interest expense of $384 thousand decreased 46% as a result of lower borrowings for the six months in 1994 versus 1993.



Other income decreased by $241 thousand (less than 1% of pretax earnings) versus 1993. The Company's effective tax rate of 36.3% was slightly lower than the 37% in the comparable 1993 period.


LIQUIDITY AND CAPITAL RESOURCES

The June 25, 1994 working capital balance of $121.6 million decreased 3% from year-end 1993. The current ratio declined to
1.9 from 2.3 at the end of 1993 primarily as a result of increased short-term borrowings. Days sales in receivables of 53 days increased slightly from 52 days at year-end 1993. Inventory turnover of 3.0 for the first half of 1994 improved slightly from 2.9 at year-end 1993.

Cash flows from operating activities of $9.6 million decreased $6.9 million from the first half of 1993 primarily attributable to increased working capital requirements. Cash provided by operating activities, cash reserves and increased borrowings were used to finance the acquisition of Egan Machinery, fund capital expenditures, pay cash dividends and repurchase 338,300 shares of the Company's common stock. The Company's debt to total capital ratio increased to 13% from 7% at year-end 1993. Capital expenditures are expected to approximate $20 million in 1994 primarily for expansion and improvement of operating facilities in the United States and Europe. Long-term liquidity requirements including such items as capital expenditures and dividends are expected to be financed from operations.


INTERNATIONAL OPERATIONS

The lower U.S. dollar exchange rate at June 25, 1994 versus year-end 1993 for the Belgian Franc and French Franc accounted for the increase of $1.8 million in the accumulated translation adjustment account since year-end 1993. Changes in the balance of this account are primarily a function of fluctuations in exchange rates and do not necessarily reflect either enhancement or impairment of the net asset values or the earnings potential of the Company's foreign operations.

The Company operates manufacturing facilities in Europe which serve primarily the European market. Exchange rate disruptions between the United States and European currencies, and among European currencies, are not expected to have a material effect on year-to-year comparisons of the Company's earnings.



RESEARCH AND DEVELOPMENT

The Company employs about 240 engineers, draftsmen, chemists, and technicians responsible for developing new and improved chemical products, specialty food and pharmaceutical ingredients and process equipment systems for the industries served by the Company. Year-to-year variations in sales of such new products generally are not expected to significantly affect the Company's results versus the prior year. Research and development expenditures totalled $5.6 million for the first half of 1994 compared to $5.5 million in the comparable 1993 period.



ENVIRONMENTAL MATTERS

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




PART II. OTHER INFORMATION:

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

           Number           Description

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


                          CROMPTON & KNOWLES CORPORATION
                                         (Registrant)




August 9, 1994                By: /s/ Charles J. Marsden
                                Charles J. Marsden
                               Vice President - Finance
                               (Principal Financial Officer)




August 9, 1994                By: /s/ John T. Ferguson, II
                               John T. Ferguson, II
                               General Counsel and Secretary