Form 10-Q/A
period 1994-09-24
CROMPTON & KNOWLES CORP
filed 1996-07-02
CIK 25757

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





                 CROMPTON & KNOWLES CORPORATION
                           FORM 10-Q/A
                FOR QUARTER ENDED SEPTEMBER 24, 1994



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



 PART II.    OTHER INFORMATION:


 Item 6.     Exhibits and Reports on Form 8-K

 Signatures

 Exhibit 11  Statement Re Computation of Per Share Earnings

 Exhibit 27  Financial Data Schedule



                                                                  UNAUDITED
CROMPTON & KNOWLES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Earnings
Quarters and nine months ended September 24, 1994 and September 25, 1993 (In thousands, except per share data)

                                Quarters ended         Nine months ended
                               Sept 24,    Sept 25,    Sept 24,    Sept 25,
                                 1994        1993        1994        1993


Net sales                     $ 142,821   $ 134,031   $ 430,867   $ 415,451


Cost of products sold            98,796      91,248     293,206     281,134

Selling, general and administra  24,233      20,779      66,399      61,872

Depreciation and amortization     3,596       3,132       9,995       9,453

Interest                            578         255         962         966

Other income                       (424)       (246)     (1,059)     (1,122)

  Total costs and expenses      126,779     115,168     369,503     352,303


Earnings before income taxes     16,042      18,863      61,364      63,148

Income taxes                      5,818       7,357      22,275      23,694


Net earnings                  $  10,224   $  11,506   $  39,089   $  39,454


Net earnings per common share $    0.20   $    0.22   $    0.76   $    0.76


Dividends per common share    $     .12   $     .10   $    0.34   $    0.28


Average shares outstanding       51,059      52,200      51,708      52,236






See accompanying notes to the consolidated financial statements.




                                          September 24, 1994 UNAUDITED

CROMPTON & KNOWLES CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
September 24, 1994 and December 25, 1993
(In thousands)

                                          September 24,     December 25,
                                             1994              1993
 ASSETS
 CURRENT ASSETS
 Cash                                    $     7,207       $     9,284
 Accounts receivable                          93,830            84,482
 Inventories                                 144,026           113,932
 Other current assets                         16,657            12,698
     Total current assets                    261,720           220,396
 NON-CURRENT ASSETS
 Property, plant and equipment               113,339            99,925
 Cost in excess of acquired net assets        43,836            33,275
 Other assets                                 10,028             9,650
                                         $   428,923       $   363,246


 LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES
 Notes payable                           $    36,551       $     5,100
 Accounts payable                             50,304            44,905
 Accrued expenses                             32,766            25,574
 Income taxes payable                          6,474            12,935
 Other current liabilities                    12,116             6,925
     Total current liabilities               138,211            95,439
 NON-CURRENT LIABILITIES
 Long-term debt                               34,000            14,000
 Accrued postretirement liability              8,722             9,084
 Deferred income taxes                         4,953             4,727
     Total non-current liabilities            47,675            27,811
 STOCKHOLDERS' EQUITY
 Common stock                                  5,336             5,336
 Additional paid-in capital                   61,767            61,783
 Retained earnings                           212,937           191,230
 Accumulated translation adjustment            3,696              (557)
 Treasury stock at cost                      (34,453)          (11,278)
 Deferred compensation                        (6,246)           (6,518)
     Total stockholders' equity              243,037           239,996

                                         $   428,923       $   363,246

See accompanying notes to the consolidated financial statements.




                                                                   UNAUDITED
CROMPTON & KNOWLES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Nine months ended September 24, 1994 and September 25, 1993
(In thousands)



                                                        Sept. 24,   Sept. 25,
Increase (decrease) to cash                                1994        1993
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                                         $   39,089  $   39,454
  Adjustments to reconcile net earnings
    to net cash provided by operations:
  Depreciation and amortization                             9,995       9,453
  Deferred compensation                                       272       1,169
  Changes in assets and liabilities, net                  (35,283)    (18,769)
    Net cash provided by operations                        14,073      31,307

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisitions                                            (13,734)          -
  Capital expenditures                                    (13,722)     (8,938)
  Other investing activities                                  420       1,766
    Net cash used by investing activities                 (27,036)     (7,172)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from long-term borrowings                       30,000           -
  Payments of long-term debt                              (10,000)     (5,000)
  Change in notes payable                                  31,399         332
  Net treasury stock activity                             (23,288)        689
  Dividends paid                                          (17,382)    (14,353)
    Net cash provided (used) by financing activities       10,729     (18,332)

CASH
  Effect of exchange rates on cash                            157          36
  Change in cash                                           (2,077)      5,839
  Cash at beginning of period                               9,284       2,441
  Cash at end of period                                $    7,207  $    8,280






See accompanying notes to the consolidated financial statements.




CROMPTON & KNOWLES CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
Nine months ended September 24, 1994 (Unaudited)
(In thousands)


PRESENTATION OF CONSOLIDATED FINANCIAL STATEMENTS

The information included in the foregoing consolidated financial statements is unaudited but reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.

Included in accounts receivable are allowances for doubtful accounts of $4,083 in 1994 and $4,072 at December 25, 1993.

Accumulated depreciation amounted to $83,223 in 1994 and $73,387 at December 25, 1993.

Accumulated amortization of cost in excess of acquired net assets amounted to $6,377 in 1994 and $5,456 at December 25, 1993.

Other current liabilities primarily include customer deposits.

It is suggested that the interim consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's 1993 Annual Report on Form 10-K.


CAPITAL STOCK

There are 53,361,072 common shares issued at $.10 par value, of which 3,375,891 shares and 2,069,547 shares were held in the treasury at September 24, 1994 and December 25, 1993, respectively.


INVENTORIES

Components of inventories are as follows:
                                   Sept. 24,        Dec. 25,
                                     1994            1993

Finished goods                     $ 80,046        $ 57,987
Work in process                      30,168          25,748
Raw materials and supplies           33,812          30,197

                                   $144,026        $113,932

EARNINGS PER COMMON SHARE

The computation of earnings per common share is based on the weighted average number of common and common equivalent shares outstanding. A dual presentation of earnings per common share has not been made since there is no significant difference in earnings per share calculated on a primary or fully diluted basis.


ACQUISITIONS

In May, 1994, the Company acquired the business and certain assets of the Egan Machinery Division of John Brown Plastics Machinery at a cost of $10,718. In June, 1994, the Company acquired the business and certain assets of McNeil & NRM, Inc. at a cost of $3,016. The acquisitions have been accounted for using the purchase method and, accordingly, the acquired assets and liabilities have been recorded at their fair values at the dates of acquisition. The excess cost of purchase price over fair value of net assets acquired in the amount of $10,522 is being amortized over forty years. The operating results of each acquisition are included in the Consolidated Statements of Earnings since the date of the acquisition.


BUSINESS SEGMENT DATA
                                         Nine Months Ended
                                   Sept. 24,       Sept. 25,
                                     1994            1993

SALES
Specialty chemicals                $293,599        $308,971
Specialty process equipment
    and controls                    137,268         106,480

                                   $430,867        $415,451

OPERATING PROFIT
Specialty chemicals                $ 47,605        $ 54,381
Specialty process equipment
    and controls                     22,450          17,613
                                     70,055          71,994
General corporate expenses, net     ( 7,729)        ( 7,880)
Interest expense                    (   962)        (   966)

Earnings before income taxes       $ 61,364        $ 63,148





             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS




THIRD QUARTER RESULTS

Overview

Consolidated net sales of $142.8 million for the third quarter of 1994 increased 7% over the comparable 1993 period. Net earnings of $10.2 million declined 11% from the third quarter of 1993. Net earnings per common share of $.20 decreased 9% from the $.22 reported last year.

Gross margin as a percentage of net sales decreased to 30.8% from 31.9% in last year's third quarter primarily as a result of the specialty chemicals segment. Operating profit of $19.1 million declined by 12% as profits of the specialty process equipment and controls segment increased 25% while those of the specialty chemicals segment declined 25%.

Specialty Chemicals

The Company's specialty chemicals segment reported sales of $92.6 million representing an 8% decrease from the comparable period in 1993. Approximately 6% was attributable to lower unit volume and 3% to lower selling prices, partially offset by 1% favorable impact from foreign currency translation.

Domestic dyes sales of $48.7 million were 11% lower than the third quarter of 1993 due to weak demand for apparel dyes (7%) and lower selling prices (4%). International dyes sales of $21.3 million declined by 10% versus the comparable 1993 period primarily attributable to lower unit volume under a long-term supply agreement. Specialty ingredients sales were essentially unchanged from the comparable 1993 period. The percentage of sales outside the United States decreased slightly to 24% from 25% in the third quarter of 1993.

Operating profit of $12.0 million for the third quarter of 1994 declined 25% from the comparable quarter in 1993 primarily attributable to lower unit volume and lower selling prices, offset in part by lower dye intermediate costs. The proportion of operating profit outside the United States decreased to 21% from 27% in the third quarter of 1993.


Specialty Process Equipment and Controls

The Company's specialty process equipment and controls segment reported sales of $50.2 million representing a 51% increase over the third quarter of 1993. Approximately 35% was attributable to the acquisition of Egan Machinery, 11% to unit volume and 5% to pricing. Export sales of $12.4 million were up 93% versus 1993 and accounted for 25% of total segment sales versus 19% for the third quarter of 1993. Operating profit increased 25% to $7.1 million in the third quarter of 1994. Approximately 11% was attributable to the acquisition of Egan Machinery with the balance attributable primarily to higher unit volume and improved pricing. The order backlog for extruders and related equipment at the end of the third quarter amounted to $68 million compared to $38 million at the end of 1993.

Other

Selling, general and administrative expenses of $24.2 million increased 17% versus the third quarter of 1993 primarily due to the acquisition of Egan Machinery and the impact of inflation. Depreciation and amortization of $3.6 million increased 15% versus the third quarter of 1993 primarily as a result of the Egan Machinery acquisition and a higher fixed asset base. Interest expense increased $323 thousand to $578 thousand in the third quarter of 1994 primarily as a result of increased borrowings. Other income of $424 thousand increased by $178 thousand versus 1993. The Company's effective tax rate of 36.3% was lower than the 39% in the third quarter of 1993 primarily because the latter rate reflected a retroactive charge for increased federal income taxes.


YEAR-TO-DATE RESULTS

Overview

Consolidated net sales for the first nine months of 1994 of $430.9 million increased 4% from the comparable period in 1993. Net earnings of $39.1 million decreased slightly versus the $39.5 million earned in the comparable period in 1993. Net earnings per common share of $.76 were equal to last year.

Gross margin as a percentage of net sales decreased slightly to 31.9% from 32.3% reported in the comparable nine month period last year. Operating profit of $70.1 million was 3% lower then the comparable period in 1993 as profits of the specialty process equipment and controls segment increased 27% while those of the specialty chemicals segment decreased 13%.

Specialty Chemicals

The Company's specialty chemicals segment reported sales of $293.6 million representing a decline of 5% versus the first nine months of 1993. The decrease was attributable equally to lower selling prices and unit volume.

Domestic dyes sales decreased 7% to $156.3 million for the first nine months of 1994 due equally to lower selling prices and weak demand for apparel dyes. International dyes sales of $67.7 million were lower by 7% versus 1993 primarily as a result of lower unit volume under a long-term supply agreement. Specialty ingredients sales rose 2% to $69.6 million reflecting increased unit volume. The percentage of sales outside the United States decreased slightly to 24% from 25% for the comparable period in 1993.

Operating profit of $47.6 million for the first nine months of 1994 decreased 13% from 1993 due primarily to lower unit volume and lower pricing, offset in part by lower dye intermediate costs. The percentage of operating profit outside the United States decreased to 19% from 22% for the comparable period in 1993.

Specialty Process Equipment and Controls

The Company's specialty process equipment and controls segment reported sales of $137.3 million representing a 29% increase over the first nine months of 1993. Approximately 16% was attributable to the acquisition of Egan Machinery, 9% to unit volume and 4% to pricing. Export sales of $34 million increased 18% from 1993 and accounted for 25% of total segment sales versus 27% in the first nine months of 1993. Operating profit of $22.5 million increased 28% versus the comparable period in 1993. Approximately 5% was attributable to the acquisition of Egan Machinery with the balance attributable primarily to unit volume and improved pricing.

Other

Selling, general and administrative expenses of $66.4 million increased 7% versus the first nine months of 1993 primarily due to the acquisition of Egan Machinery and the impact of inflation. Depreciation and amortization of $10.0 million increased 6% primarily as a result of the Egan Machinery acquisition and a higher fixed asset base. Interest expense and other income were essentially the same versus 1993. The Company's effective tax rate of 36.3% was lower than the 37.5% in the comparable 1993 period.


LIQUIDITY AND CAPITAL RESOURCES

The September 24, 1994 working capital balance of $123.5 million decreased $1.4 million from year-end 1993. The current ratio declined to 1.9 from 2.3 at the end of 1993 primarily as a result of increased short-term borrowings. Days sales in receivables of 54 days increased slightly from 52 days at year-end 1993. Inventory turnover of 2.8 for the first nine months of 1994 declined slightly from 2.9 at year-end 1993.

Cash flows from operating activities of $14.1 million decreased $17.2 million from the first nine months of 1993 primarily attributable to increased working capital requirements. Cash provided by operating activities, cash reserves and increased borrowings were used to finance the acquisition of Egan Machinery, fund capital expenditures, pay cash dividends and repurchase 1.4 million shares of the Company's common stock. The Company's debt to total capital ratio increased to 22% from 7% at year-end 1993. Capital expenditures are expected to approximate $20 million in 1994 primarily for expansion and improvement of operating facilities in the United States and Europe. Long-term liquidity requirements including such items as capital expenditures and dividends are expected to be financed from operations.


INTERNATIONAL OPERATIONS

The lower U.S. dollar exchange rate at September 24, 1994 for the Belgian Franc and French Franc accounted for the increase of $4.3 million in the accumulated translation adjustment account since year-end 1993. Changes in the balance of this account are primarily a function of fluctuations in exchange rates and do not necessarily reflect either enhancement or impairment of the net asset values or the earnings potential of the Company's foreign operations.

The Company operates manufacturing facilities in Europe which serve primarily the European market. Exchange rate disruptions between the United States and European currencies, and among European currencies, are not expected to have a material effect on year-to-year comparisons of the Company's earnings.




RESEARCH AND DEVELOPMENT

The Company employs about 240 engineers, draftsmen, chemists, and technicians responsible for developing new and improved chemical products, specialty food and pharmaceutical ingredients and process equipment systems for the industries served by the Company. Year-to-year variations in sales of such new products generally are not expected to significantly affect the Company's results versus the prior year. Research and development expenditures totalled $8.6 million for the first nine months of 1994 compared to $8.3 million in the comparable 1993 period.



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

           (27)        Financial Data Schedule

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


                          CROMPTON & KNOWLES CORPORATION
                                         (Registrant)




November 7, 1994              By: /s/ Charles J. Marsden
                                  Charles J. Marsden
                                  Vice President - Finance
                                  (Principal Financial Officer)




November 7, 1994              By: /s/ John T. Ferguson, II
                                  John T. Ferguson, II
                                  General Counsel and Secretary