Form 10-Q/A
period 1995-04-01
CROMPTON & KNOWLES CORP
filed 1996-07-02
CIK 25757

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






                 CROMPTON & KNOWLES CORPORATION
                           FORM 10-Q/A
                FOR QUARTER ENDED APRIL 1, 1995



                             INDEX




 PART I.     FINANCIAL INFORMATION:

 Item 1.     Condensed Financial Statements and
             Accompanying Notes

             .  Consolidated Statements of Earnings
                (unaudited) - Quarters ended April 1, 1995
                and March 26, 1994

             .  Consolidated Balance Sheets - April 1, 1995
                (unaudited) and December 31, 1994

             .  Consolidated Statements of Cash Flows
                (unaudited) - Quarters ended April 1, 1995
                and March 26, 1994

             .  Notes to the Consolidated Financial
                Statements - Quarter ended April 1, 1995
                (unaudited)


 Item 2.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations



 PART II.    OTHER INFORMATION:

 Item 4.     Submission of Matters to a Vote of Security Holders

 Item 6.     Exhibits and Reports on Form 8-K

 Signatures

 Exhibit 11  Statement Re Computation of Per Share Earnings

 Exhibit 27  Financial Data Schedule




                                                      UNAUDITED
CROMPTON & KNOWLES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Earnings
Quarters ended April 1, 1995 and March 26, 1994
(In thousands, except per share data)


                                       April 1,        March 26,
                                         1995            1994


  Net sales                           $ 168,193       $ 133,594


  Cost of products sold                 116,559          90,910

  Selling, general and administrative    25,422          19,804

  Depreciation and amortization           3,725           3,226

  Interest                                1,568             182

  Other income                             (228)           (544)

    Total costs and expenses            147,046         113,578


  Earnings before income taxes           21,147          20,016

  Income taxes                            7,951           7,258


  Net earnings                        $  13,196       $  12,758


  Net earnings per common share       $     .27       $     .25


  Dividends per common share          $     .12       $     .10


  Average shares outstanding             48,921          51,988





See accompanying notes to the consolidated financial statements.





                                          April 1, 1995 UNAUDITED

CROMPTON & KNOWLES CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
April 1, 1995 and December 31, 1994
(In thousands)

                                           April 1,         December 31,
                                             1995              1994
 ASSETS
 CURRENT ASSETS
 Cash                                    $     2,803       $     1,832
 Accounts receivable                         103,813            81,859
 Inventories                                 169,520           157,356
 Other current assets                         24,977            19,610
     Total current assets                    301,113           260,657
 NON-CURRENT ASSETS
 Property, plant and equipment               123,190           117,105
 Cost in excess of acquired net assets        50,379            43,429
 Other assets                                 11,727            11,137
                                         $   486,409       $   432,328


 LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES
 Notes payable                           $    59,741       $    39,670
 Accounts payable                             57,505            47,000
 Accrued expenses                             39,184            33,369
 Income taxes payable                          8,364             4,138
 Other current liabilities                    18,886            14,865
     Total current liabilities               183,680           139,042
 NON-CURRENT LIABILITIES
 Long-term debt                               54,000            54,000
 Accrued postretirement liability              8,655             8,698
 Deferred income taxes                         7,016             6,681

 STOCKHOLDERS' EQUITY
 Common stock                                  5,336             5,336
 Additional paid-in capital                   62,389            62,241
 Retained earnings                           226,219           218,837
 Accumulated translation adjustment            6,586             1,858
 Treasury stock at cost                      (57,793)          (54,213)
 Deferred compensation                        (9,679)          (10,152)
     Total stockholders' equity              233,058           223,907

                                         $   486,409       $   432,328

See accompanying notes to the consolidated financial statements.



                                                                  UNAUDITED
CROMPTON & KNOWLES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Quarters ended April 1, 1995 and March 26, 1994
(In thousands)



                                                     April 1,      March 26,
Increase (decrease) to cash                            1995          1994
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                                      $  13,196     $  12,758
  Adjustments to reconcile net earnings
    to net cash provided by operations:
  Depreciation and amortization                         3,726         3,226
  Deferred compensation                                   473           404
  Changes in assets and liabilities, net              (12,979)         (416)
    Net cash provided by operations                     4,416        15,972

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisitions                                         (8,633)            -
  Capital expenditures                                 (5,733)       (3,267)
  Other investing activities                              457            12
    Net cash used by investing activities             (13,909)       (3,255)

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments of long-term debt                                -       (10,000)
  Change in notes payable                              19,851        (2,142)
  Net treasury stock activity                          (3,607)           70
  Dividends paid                                       (5,814)       (5,131)
    Net cash provided (used) by financing activities   10,430       (17,203)

CASH
  Effect of exchange rates on cash                         34            67
  Change in cash                                          971        (4,419)
  Cash at beginning of period                           1,832         9,284
  Cash at end of period                             $   2,803     $   4,865




See accompanying notes to the consolidated financial statements.




CROMPTON & KNOWLES CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
Quarter ended April 1, 1995 (Unaudited)
(In thousands)


PRESENTATION OF CONSOLIDATED FINANCIAL STATEMENTS

The information included in the foregoing consolidated financial statements is unaudited but reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.

Included in accounts receivable are allowances for doubtful accounts of $2,869 in 1995 and $3,829 at December 31, 1994.

Accumulated depreciation amounted to $90,523 in 1995 and $85,691 at December 31, 1994.

Accumulated amortization of cost in excess of acquired net assets amounted to $7,050 in 1995 and $6,622 at December 31, 1994.

Other current liabilities primarily include customer deposits.

It is suggested that the interim consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's 1994 Annual Report on Form 10-K.


CAPITAL STOCK

There are 53,361,072 common shares issued at $.10 par value, of which 4,906,483 shares and 4,703,891 shares were held in the treasury at April 1, 1995 and December 31, 1994, respectively.


INVENTORIES

Components of inventories are as follows:
                                   April 1,        Dec. 31,
                                     1995            1994

Finished goods                     $ 99,224        $ 90,386
Work in process                      32,987          32,640
Raw materials and supplies           37,309          34,330

                                   $169,520        $157,356

EARNINGS PER COMMON SHARE

The computation of earnings per common share is based on the weighted average number of common and common equivalent shares outstanding. A dual presentation of earnings per common share has not been made since there is no significant difference in earnings per share calculated on a primary or fully diluted basis.


ACQUISITIONS

In January 1995, the Company acquired the business and certain assets of McNeil Akron Repiquet S.a.r.l. in France at a cost of $4,638. In March 1995, the Company acquired Killion Extruders, Inc. at a cost of $3,995. The acquisitions have been accounted for using the purchase method and, accordingly, the acquired assets and liabilities have been recorded at their fair values at the dates of acquisition. The excess cost of purchase price over fair value of net assets acquired in the amount of $6,896 is being amortized over forty years. The operating results of each acquisition are included in the Consolidated Statements of Earnings since the dates of acquisition.


BUSINESS SEGMENT DATA
                                         Quarter Ended
                                   April 1,        March 26,
                                     1995            1994

SALES
Specialty chemicals                $102,542        $ 95,586
Specialty process equipment
    and controls                     65,651          38,008

                                   $168,193        $133,594

OPERATING PROFIT
Specialty chemicals                $ 15,591        $ 16,078
Specialty process equipment
    and controls                     10,057           6,858
General corporate expense           ( 3,161)        ( 3,282)
                                     22,487          19,654
Interest expense                    ( 1,568)        (   182)
Other income                            228             544

Earnings before income taxes       $ 21,147        $ 20,016





             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS




FIRST QUARTER RESULTS

Overview

Consolidated net sales of $168.2 million for the first quarter of 1995 increased 26% over the comparable 1994 period. Net earnings of $13.2 million were 3% higher than the first quarter of 1994. Net earnings per common share of $.27 increased 8% from the $.25 reported last year.

Gross margin as a percentage of net sales decreased to 30.7% from 32% in the first quarter of 1994 primarily as a result of lower margins in the acquired specialty equipment businesses and selling price decreases in the dyes business. Consolidated operating profit of $22.5 million increased 14% from the first quarter of 1994 as the specialty process equipment and controls segment increased 47% while the specialty chemicals segment decreased 3%.

Specialty Chemicals

The Company's specialty chemicals segment reported sales of $102.5 million representing an increase of 7% from 1994. The increase was attributable to higher unit volume (9%) plus foreign currency translation (2%) less the impact of lower selling prices (-4%).

Domestic dyes sales of $52.3 million were 4% higher than the 1994 first quarter primarily due to unit volume growth (11%) offset by lower selling prices (-7%). International dyes sales of $24.5 million increased 10% versus the first quarter of 1994 primarily as a result of foreign currency translation with the positive impact of unit growth (4%) offset by lower selling prices (-4%). Specialty ingredients sales of $25.7 million rose 12% primarily as a result of increased unit volume. The percentage of sales outside the United States was 25%, unchanged from the comparable 1994 period.

Operating profit of $15.6 million for the first quarter of 1995 decreased 3% from 1994. The decrease was attributable primarily to the impact of lower pricing. The percentage of operating profit outside the United States declined to 17% from 19% in 1994.




Specialty Process Equipment and Controls

The Company's specialty process equipment and controls segment reported sales of $65.7 million, which represents an increase of 73% from the first quarter of 1994. Approximately 55% was attributable to acquisitions completed since the first quarter of 1994 with the balance primarily from increased unit volume. Export sales accounted for 18% of total segment sales versus 17% for the comparable period in 1994. Operating profit for the first quarter of 1995 increased 47% to $10 million. Approximately 29% was attributable to acquisitions completed since the first quarter of 1994 with the balance primarily from higher unit volume. The order backlog for extruders and related equipment at the end of the first quarter of 1995 amounted to $78 million compared to $66 million at December 31, 1994.

Other

Selling, general and administrative expenses of $25.4 million increased 28% versus the comparable period in 1994 primarily due to acquisitions completed since the first quarter of 1994 and the impact of inflation. Depreciation and amortization of $3.7 million increased 15% versus 1994 primarily as a result of a higher fixed asset base including the acquisitions completed since the first quarter of 1994. Interest expense increased $1.4 million to $1.6 million primarily as a result of increased borrowings. Other income of $228 thousand decreased by $316 thousand versus 1994 primarily due to lower royalty income. The effective tax rate of 37.6% increased versus the 36.3% in the 1994 period.


LIQUIDITY AND CAPITAL RESOURCES

The April 1, 1995 working capital balance of $117.4 million decreased $4.2 million from $121.6 million at year-end 1994.
The current ratio declined to 1.6 from 1.9 at the end of 1994 primarily as a result of increased short-term borrowings. Days sales in receivables decreased to 49 days from 54 days at year-end 1994. Inventory turnover averaged 2.8 for the first quarter of 1995 compared to 3.0 at year-end 1994.

Cash flows from operating activities of $4.4 million decreased $11.6 million from the first quarter of 1994 primarily attributable to increased working capital requirements. Cash provided by operating activities and increased borrowings were used to finance acquisitions, fund capital expenditures, pay cash dividends and repurchase 222,800 shares of the Company's common stock. The Company's debt to total capital ratio increased to 33% from 29% at year-end 1994. Capital expenditures are expected to approximate $20 million in 1995 primarily for expansion and improvement of operating facilities in the United States and Europe. The Company's long-term liquidity needs including such items as capital expenditures and dividends are expected to be financed from operations.


INTERNATIONAL OPERATIONS

The lower U.S. dollar exchange rate versus the Belgian Franc and French Franc accounted primarily for the favorable adjustment of $4.7 million in the accumulated translation adjustment account since year-end 1994. Changes in the balance of this account are primarily a function of fluctuations in exchange rates and do not necessarily reflect either enhancement or impairment of the net asset values or the earnings potential of the Company's foreign operations.

The Company operates manufacturing facilities in Europe which serve primarily the European market. Exchange rate disruptions between the United States and European currencies, and among European currencies, are not expected to have a material effect on year-to-year comparisons of the Company's earnings.


RESEARCH AND DEVELOPMENT

The Company employs about 275 engineers, draftsmen, chemists, and technicians responsible for developing new and improved chemical products and process equipment systems for the industries served by the Company. Often, new products are developed in response to specific customer needs. The Company's process of developing and commercializing new products and product improvements is ongoing and involves many products, no one of which is large enough to significantly impact the Company's results of operations from year-to-year. Research and development expenditures totalled $3.4 million for the first quarter of 1995 compared to $2.6 million in the comparable 1994 period.


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

While the cost of compliance with existing environmental requirements is expected to increase, based on the facts currently known to the Company, management expects that those costs, including the cost to the Company of remedial actions, will not be material to the results of the Company's operations in any given year.



PART II. OTHER INFORMATION:

Item 4.  Submission of Matter to a Vote of Security Holders

          (a) The Annual Meeting of the Stockholders was held on April 11, 1995

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

          (c) A brief description of each matter voted upon at the Annual Meeting, and the results of voting, are as follows:

1. Election of three (3) Directors to serve for a term expiring in 1998:

                                     FOR             AGAINST

     James A. Bitonti         41,411,477 shares   452,293 shares
     Michael W. Huber         41,387,512 shares   476,258 shares
     Patricia K. Woolf, Ph.D. 41,372,811 shares   490,959 shares

2. Approval of the selection by the Board of Directors of an auditor for 1995:

     FOR                    AGAINST               ABSTAINED

41,448,678 shares        354,886 shares      60,206 shares




PART II.  OTHER INFORMATION:

Item 6.  Exhibits and Reports on Form 8-K

    (a) Exhibits

           Number               Description

           (11)          Statement Re Computation of Per Share
                         Earnings

           (27)          Financial Data Schedule

    (b) No reports on Form 8-K were filed during the quarter for which this report is filed.







     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed, on its behalf by the undersigned thereunto duly authorized.




                                CROMPTON & KNOWLES CORPORATION
                                                  (Registrant)




May 12, 1995                       By:  /s/ Peter Barna
                                   Peter Barna
                                   Treasurer & Principal Accounting

May 12, 1995                       By:  /s/ John T. Ferguson, II
                                   John T. Ferguson, II
                                   General Counsel and Secretary