Form 10-Q/A
period 1995-07-01
CROMPTON & KNOWLES CORP
filed 1996-07-02
CIK 25757

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






                 CROMPTON & KNOWLES CORPORATION
                           FORM 10-Q/A
                FOR QUARTER ENDED July 1, 1995



                             INDEX




 PART I.     FINANCIAL INFORMATION:

 Item 1.     Condensed Financial Statements and
             Accompanying Notes

             .  Consolidated Statements of Earnings
                (unaudited) - Quarters and six months ended
                July 1, 1995 and June 25, 1994

             .  Consolidated Balance Sheets - July 1, 1995
                (unaudited) and December 31, 1994

             .  Consolidated Statements of Cash Flows
                (unaudited) - Quarters and six months ended
                 July 1, 1995 and June 25, 1994

             .  Notes to the Consolidated Financial
                Statements - Quarter ended July 1, 1995
                (unaudited)


 Item 2.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations



 PART II.    OTHER INFORMATION:

 Item 6.     Exhibits and Reports on Form 8-K

 Signatures

 Exhibit 11  Statement Re Computation of Per Share Earnings

 Exhibit 27  Financial Data Schedule



                                                  UNAUDITED
CROMPTON & KNOWLES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Earnings
Quarters and six months ended July 1, 1995 and June 25, 1994
(In thousands, except per share data)

                           Quarters ended         Six months ended
                           July 1,    June 25,     July 1,    June 25,
                            1995        1994        1995        1994


  Net sales              $ 175,617   $ 154,452   $ 343,810   $ 288,046


  Cost of products sold    123,799     103,500     240,358     194,410

  Selling, general
  and administrative        26,736      22,362      52,158      42,166

  Depreciation and
  amortization               3,769       3,173       7,494       6,399

  Interest                   2,034         202       3,602         384

  Other income                 (13)        (91)       (241)       (635)

    Total costs
    and expenses           156,325     129,146     303,371     242,724

  Earnings before
  income taxes              19,292      25,306      40,439      45,322

  Income taxes               7,234       9,199      15,185      16,457


  Net earnings           $  12,058   $  16,107   $  25,254   $  28,865

  Net earnings per
  common share           $     .25   $     .31   $     .52   $     .56

  Dividends per
  common share           $    .135   $     .12   $    .255   $     .22

  Average shares
  outstanding               48,577      51,791      48,569      51,935




See accompanying notes to the consolidated financial statements.




                                          July 1, 1995 UNAUDITED

CROMPTON & KNOWLES CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
July 1, 1995 and December 31, 1994
(In thousands)

                                            July 1,      December 31,
                                             1995           1994
 ASSETS
 CURRENT ASSETS
 Cash                                    $     3,547    $     1,832
 Accounts receivable                         106,722         81,859
 Inventories                                 168,863        157,356
 Other current assets                         26,245         19,610
     Total current assets                    305,377        260,657
 NON-CURRENT ASSETS
 Property, plant and equipment               124,816        117,105
 Cost in excess of acquired net assets        50,040         43,429
 Other assets                                 11,330         11,137
                                         $   491,563    $   432,328


 LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES
 Notes payable                           $    73,212    $    39,670
 Accounts payable                             51,280         47,000
 Accrued expenses                             34,146         33,369
 Income taxes payable                          4,757          4,138
 Other current liabilities                    18,732         14,865
     Total current liabilities               182,127        139,042
 NON-CURRENT LIABILITIES
 Long-term debt                               54,000         54,000
 Accrued postretirement liability              8,493          8,698
 Deferred income taxes                         7,061          6,681

 STOCKHOLDERS' EQUITY
 Common stock                                  5,336          5,336
 Additional paid-in capital                   60,022         62,241
 Retained earnings                           231,730        218,837
 Accumulated translation adjustment            7,777          1,858
 Treasury stock at cost                      (62,408)       (54,213)
 Deferred compensation                        (2,575)       (10,152)
     Total stockholders' equity              239,882        223,907

                                         $   491,563    $   432,328

See accompanying notes to the consolidated financial statements.



                                                          UNAUDITED
CROMPTON & KNOWLES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Six months ended July 1, 1995 and June 25, 1994
(In thousands)



                                                 July 1,      June 25,
Increase (decrease) to cash                        1995         1994
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                                 $   25,254   $   28,865
  Adjustments to reconcile net earnings
    to net cash provided by operations:
  Depreciation and amortization                     7,494        6,399
  Deferred compensation                               383          655
  Changes in assets and liabilities, net          (29,845)     (26,306)
    Net cash provided by operations                 3,286        9,613

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition                                      (8,633)     (10,718)
  Capital expenditures                            (10,037)      (7,388)
  Other investing activities                         (584)         106
    Net cash used by investing activities         (19,254)     (18,000)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from long-term borrowings                    -       10,000
  Payments of long-term debt                            -      (10,000)
  Change in notes payable                          33,329       18,903
  Net treasury stock activity                      (3,395)      (6,206)
  Dividends paid                                  (12,361)     (11,287)
    Net cash provided by financing activities      17,573        1,410

CASH
  Effect of exchange rates on cash                    110           52
  Change in cash                                    1,715       (6,925)
  Cash at beginning of period                       1,832        9,284
  Cash at end of period                        $    3,547   $    2,359




See accompanying notes to the consolidated financial statements.




CROMPTON & KNOWLES CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
Quarter ended July 1, 1995 (Unaudited)
(In thousands)


PRESENTATION OF CONSOLIDATED FINANCIAL STATEMENTS

The information included in the foregoing consolidated financial statements is unaudited but reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.

Included in accounts receivable are allowances for doubtful accounts of $2,941 in 1995 and $3,829 at December 31, 1994.

Accumulated depreciation amounted to $93,658 in 1995 and $85,691 at December 31, 1994.

Accumulated amortization of cost in excess of acquired net assets amounted to $7,444 in 1995 and $6,622 at December 31, 1994.

Other current liabilities consist primarily of customer deposits.

It is suggested that the interim consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1994
Annual Report on Form 10-K.


CAPITAL STOCK

There are 53,361,072 common shares issued at $.10 par value, of which 5,314,463 shares and 4,703,891 shares were held in the treasury at July 1, 1995 and December 31, 1994, respectively.


INVENTORIES

Components of inventories are as follows:

                                    July 1,        Dec. 31,
                                     1995            1994

Finished goods                      $98,450        $ 90,386
Work in process                      33,228          32,640
Raw materials and supplies           37,185          34,330

                                   $168,863        $157,356

EARNINGS PER COMMON SHARE

The computation of earnings per common share is based on the weighted average number of common and common equivalent shares outstanding. A dual presentation of earnings per common share has not been made since there is no significant difference in earnings per share calculated on a primary or fully diluted basis.


ACQUISITIONS

In January 1995, the Company acquired the business and certain assets of McNeil Akron Repiquet S.a.r.l. in France at a cost of $4,638. In March 1995, the Company acquired Killion Extruders, Inc. at an estimated cost of $3,995. The acquisitions have been accounted for using the purchase method and, accordingly, the acquired assets and liabilities have been recorded at their fair values at the dates of acquisition. The excess cost of purchase price over fair value of net assets acquired in the amount of $6,896 is being amortized over forty years. The operating results of each acquisition are included in the Consolidated Statements of Earnings since the dates of acquisition.


DEBT

In June 1995, the Company amended its credit agreement with a group of five banks whereby the revolving credit loans available to the Company were increased from $70,000 to $125,000 through September 28, 1998. Borrowings under the revolving credit agreement amounted to $50,000 at July 1, 1995.


STOCK INCENTIVE PLANS

In December 1994, the Company transferred 448,000 shares to an independent trustee to administer long-term performance awards for the 1995 to 1997 incentive period under the 1988 Long Term Incentive Plan. In June 1995, such shares were returned to the Company and, in the future, will be issued to the trustee at the end of each incentive period, as earned. Compensation expense is being accrued annually based upon the expected level of incentive achievement.





BUSINESS SEGMENT DATA
                                        Quarter ended
                                    July 1,         June 25,
                                     1995            1994

SALES
Specialty chemicals                $101,229        $105,380
Specialty process equipment
   and controls                      74,388          49,072

                                   $175,617        $154,452

OPERATING PROFIT
Specialty chemicals                $ 13,133        $ 19,554
Specialty process equipment
   and controls                      11,043           8,460
General corporate expense           ( 2,863)        ( 2,597)
                                     21,313          25,417
Interest expense                    ( 2,034)        (   202)
Other income                             13              91

Earnings before income taxes       $ 19,292        $ 25,306



                                        Six months ended
                                    July 1,         June 25,
                                     1995            1994

SALES
Specialty chemicals                $203,771        $200,966
Specialty process equipment
   and controls                     140,039          87,080

                                   $343,810        $288,046

OPERATING PROFIT
Specialty chemicals                $ 28,724        $ 35,632
Specialty process equipment
   and controls                      21,100          15,318
General corporate expense           ( 6,024)        ( 5,879)
                                     43,800          45,071
Interest expense                    ( 3,602)        (   384)
Other income                            241             635

Earnings before income taxes       $ 40,439        $ 45,322



             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS




 SECOND QUARTER RESULTS

 Overview

 Consolidated net sales of $175.6 million for the second quarter of 1995 increased 14% over the comparable 1994 period. Net earnings of $12.1 million were 25% lower than the $16.1 million reported in the second quarter of 1994. Net earnings per common share of $.25 decreased 19% from the $.31 reported last year.

 Gross margin as a percentage of net sales decreased to 29.5% from 33% in last year's second quarter, primarily as a result of lower margins in the domestic and international dyes businesses. Consolidated operating profit of $21.3 million declined 16% from the second quarter of 1994 as specialty chemicals decreased 33% and specialty process equipment and controls segment increased 31%.

 Specialty Chemicals

 The Company's specialty chemicals segment reported sales of $101.2 million representing a decrease of 4% from the comparable period in 1994. The decrease was attributable to the impact of lower selling prices (-4%) and lower unit volume (-2%), offset in part by favorable currency translation (2%).

 Domestic dyes sales of $49.6 million declined 14% from the 1994 second quarter primarily due to lower unit volume (-10%) and lower selling prices (-4%). International dyes sales of $26.9 million increased 12% versus the second quarter of 1994 primarily as a result of foreign currency translation (9%) and higher unit volume (10%), offset in part by lower selling prices (-7%). Specialty ingredients sales of $24.7 million rose 3% primarily as a result of increased unit volume. The percentage of specialty chemicals sales outside the United States increased to 28% from 24% in the second quarter of 1994.

 Operating profit of $13.1 million for the second quarter of 1995 decreased 33% from the comparable quarter in 1994 primarily attributable to the impact of lower unit volume and pricing in domestic dyes and lower pricing and exchange rate fluctuations among European currencies in international dyes. The percentage of specialty chemicals operating profit outside the United States decreased to 15% from 19% in the second quarter of 1994.


 Specialty Process Equipment and Controls

 The Company's specialty process equipment and controls segment reported sales of $74.4 million representing an increase of 52%
 from the second quarter of 1994. Approximately 40% was
 attributable to the incremental impact of acquisitions completed since May of 1994 with the balance of 12% primarily from increased unit
 volume.   International sales of $18.3 million increased 21%
 from 1994 primarily as a result of acquisitions and accounted for 25% of total segment sales versus 31% for the comparable period in 1994. Operating profit for the second quarter of 1995 increased 31% to $11.1 million. Approximately 14% was attributable to the incremental impact of acquisitions completed since May of 1994 with the balance primarily from increased unit volume. The order backlog for extruders and related equipment at the end of the second quarter amounted to $83 million compared to $66 million at December 31, 1994.

 Other

 Selling, general and administrative expenses of $26.7 million increased 20% versus the comparable period in 1994 primarily due to the impact of acquisitions and inflation. Depreciation and amortization of $3.8 million increased 19% versus 1994 primarily as a result of a higher fixed asset base including acquisitions. Interest expense increased $1.8 million to $2.0 million primarily as a result of increased borrowings.
 Other income of $13 thousand decreased by $78 thousand versus 1994. The Company's effective tax rate of 37.5% increased versus the 36.4% in the 1994 period.


 YEAR-TO-DATE RESULTS

 Overview

 Consolidated net sales of $343.8 million for the first six months of 1995 increased 19% from the comparable period in 1994. Net earnings of $25.3 million decreased 13% versus the $28.9 million earned in the first half of 1994. Net earnings per common share of $.52 decreased 7% from the $.56 reported last year.

 Gross margin as a percentage of net sales decreased to 30.1% from 32.5% in the comparable 1994 period primarily as a result of lower margins in the domestic and international dyes businesses. Consolidated operating profit of $43.8 million declined 3% from $45.1 million in the first half of 1994 as specialty chemicals decreased 19% and specialty process equipment and controls increased 38%.

 Specialty Chemicals

 The Company's specialty chemicals segment reported sales of $203.8 million representing a 1% increase from $201 million in the first six months of 1994. The increase was primarily attributable to foreign currency translation as unit volume increases were offset by lower selling prices.

 Domestic dyes sales of $101.9 million were 5% lower than the first six months of 1994 primarily due to lower selling prices. International dyes sales of $51.5 million increased by 11% versus 1994 primarily as a result of foreign currency translation (9%) and unit volume growth (8%), offset by lower selling prices (-6%). Specialty ingredients sales rose 7% to $50.4 million reflecting primarily increased unit volume. The percentage of sales outside the United States increased to 27% from 24% for the comparable period in 1994.

 Operating profit of $28.7 million for the first six months of 1995 decreased 19% from 1994. The decrease was attributable primarily to the impact of lower pricing in the domestic and international dyes businesses. The percentage of operating profit outside the United States decreased to 16% from 19% in the first half of 1994.

 Specialty Process Equipment and Controls

 The Company's specialty process equipment and controls segment reported sales of $140 million representing a 61% increase over the first six months of 1994. Approximately 47% of the sales increase was attributable to the incremental impact of acquisitions completed since May of 1994 and the balance of 14% primarily from increased unit volume. International sales of $30.4 million increased 41% from 1994 primarily as a result of acquisitions and accounted for 22% of total segment sales versus 25% in the first six months of 1994. Operating profit of $21.1 million increased 38% versus the comparable 1994 period. Approximately 21% was attributable to acquisitions with the balance primarily from higher unit volume.

 Other

 Selling, general and administrative expenses of $52.2 million increased 24% versus the first six months of 1994 primarily due to the impact of acquisitions and inflation. Depreciation and amortization of $7.5 million increased 17% versus the 1994 period primarily as a result of a higher fixed capital base including acquisitions. Interest expense increased $3.2 million primarily as a result of increased borrowings. Other income of $241 thousand decreased $394 thousand versus 1994 primarily due to lower royalty income and higher miscellaneous expense. The effective tax rate of 37.6% increased versus the 36.3% in the comparable 1994 period.


 LIQUIDITY AND CAPITAL RESOURCES

 The July 1, 1995 working capital balance of $123.2 million increased $1.6 million from $121.6 million at year-end 1994. The current ratio declined to 1.7 from 1.9 at the end of 1994 primarily as a result of the increase in notes payable. Average days sales in receivables decreased to 51 days in 1995 from 54 days for all of 1994. Inventory turnover averaged 2.8 for the first half of 1995 compared to 3.0 for all of 1994.

 Cash flows from operating activities of $3.3 million decreased $6.3 million from the first half of 1994 primarily attributable to lower earnings and increased working capital requirements. Cash provided by operating activities and increased borrowings were used to finance acquisitions, fund capital expenditures, pay cash dividends and repurchase 222,800 shares of the Company's common stock. The Company's debt to total capital increased to 35% from 29% at year-end 1994. Capital expenditures are expected to approximate $20 million in 1995 primarily for expansion and improvement of operating facilities in the United States and Europe. The Company's long-term liquidity needs including such items as capital expenditures and dividends are expected to be financed from operations.


 INTERNATIONAL OPERATIONS

 The lower U.S. dollar exchange rate versus the Belgian Franc and French Franc accounted primarily for the favorable adjustment of $5.9 million in the accumulated translation adjustment account since year-end 1994. Changes in the balance of this account are primarily a function of fluctuations in exchange rates and do not necessarily reflect either enhancement or impairment of the net asset values or the earnings potential of the Company's foreign operations.

 The Company operates manufacturing facilities in Europe which serve primarily the European market. Exchange rate disruptions between the United States and European currencies, and among European currencies, are not expected to have a material effect on year-to-year comparisons of the Company's earnings.



 RESEARCH AND DEVELOPMENT

 The Company employs about 275 engineers, draftsmen, chemists, and technicians responsible for developing new and improved chemical products and process equipment systems for the industries served by the Company. Often, new products are developed in response to specific customer needs. The Company's process of developing and commercializing new products and product improvements is ongoing and involves many products, no one of which is large enough to significantly impact the Company's results of operations from year-to-year. Research and development expenditures totalled $7.2 million for the first half of 1995 compared to $5.6 million in the comparable 1994 period.


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




                                CROMPTON & KNOWLES CORPORATION
                                                  (Registrant)




August 11, 1995                    By:  /s/ Charles J. Marsden
                                        Charles J. Marsden
                                        Vice President-Finance
                                        and Chief Financial
                                        Officer


August 11, 1995                    By:  /s/ John T. Ferguson, II
                                        John T. Ferguson, II
                                        General Counsel and Secretary





                               -13-