Form 10-Q/A
period 1995-09-30
CROMPTON & KNOWLES CORP
filed 1996-07-02
CIK 25757

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





                 CROMPTON & KNOWLES CORPORATION
                           FORM 10-Q/A
                FOR QUARTER ENDED September 30, 1995



                             INDEX




 PART I.     FINANCIAL INFORMATION:

 Item 1.     Condensed Financial Statements and
             Accompanying Notes

             .  Consolidated Statements of Earnings
                (unaudited) - Quarters and nine months ended
                September 30, 1995 and September 24, 1994

             .  Consolidated Balance Sheets - September 30, 1995
                (unaudited) and December 31, 1994

             .  Consolidated Statements of Cash Flows
                (unaudited) - Quarters and nine months ended
                 September 30, 1995 and September 24, 1994

             .  Notes to the Consolidated Financial
                Statements - Quarter ended September 30, 1995
                (unaudited)


 Item 2.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations



 PART II.    OTHER INFORMATION:

 Item 1.     Legal Proceedings

 Item 6.     Exhibits and Reports on Form 8-K

 Signatures

 Exhibit 11  Statement Re Computation of Per Share Earnings

 Exhibit 27  Financial Data Schedule





                                                          UNAUDITED
CROMPTON & KNOWLES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Earnings
Quarters and nine months ended September 30, 1995 and September 24, 1994 (In thousands, except per share data)

                                      Quarters ended      Nine months ended
                                     Sept 30,  Sept 24,   Sept 30,  Sept 24,
                                       1995      1994       1995      1994


 Net sales                          $159,065  $142,821   $502,875  $430,867


 Cost of products sold               114,459    98,796    354,817   293,206

 Selling, general and administrative  25,584    24,233     77,742    66,399

 Depreciation and amortization         4,035     3,596     11,529     9,995

 Interest                              2,141       578      5,743       962

 Other expense(income)                    49      (424)      (192)   (1,059)

   Total costs and expenses          146,268   126,779    449,639   369,503


 Earnings before income taxes         12,797    16,042     53,236    61,364

 Income taxes                          4,720     5,818     19,905    22,275


 Net earnings                       $  8,077  $ 10,224   $ 33,331  $ 39,089


 Net earnings per common share      $   0.17  $   0.20   $   0.69  $   0.76


 Dividends per common share         $   .135  $    .12   $   0.39  $   0.34


 Average shares outstanding           48,343    51,059     48,516    51,708




See accompanying notes to the consolidated financial statements.




                                       September 30, 1995 UNAUDITED

CROMPTON & KNOWLES CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
September 30, 1995 and December 31, 1994
(In thousands)

                                       September 30,     December 31
                                          1995              1994
 ASSETS
 CURRENT ASSETS
 Cash                                 $     2,913       $     1,832
 Accounts receivable                      110,723            81,859
 Inventories                              162,367           157,356
 Other current assets                      27,920            19,610
     Total current assets                 303,923           260,657
 NON-CURRENT ASSETS
 Property, plant and equipment            124,864           117,105
 Cost in excess of acquired net assets     50,453            43,429
 Other assets                              11,412            11,137
                                      $   490,652       $   432,328


 LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES
 Notes payable                        $    68,943       $    39,670
 Accounts payable                          48,916            47,000
 Accrued expenses                          31,232            33,369
 Income taxes payable                       3,993             4,138
 Other current liabilities                 17,754            14,865
     Total current liabilities            170,838           139,042
 NON-CURRENT LIABILITIES
 Long-term debt                            64,000            54,000
 Accrued postretirement liability           8,011             8,698
 Deferred income taxes                      7,011             6,681
     Total non-current liabilities         79,022            69,379
 STOCKHOLDERS' EQUITY
 Common stock                               5,336             5,336
 Additional paid-in capital                60,078            62,241
 Retained earnings                        233,435           218,837
 Accumulated translation adjustment         6,677             1,858
 Treasury stock at cost                   (62,350)          (54,213)
 Deferred compensation                     (2,384)          (10,152)
     Total stockholders' equity           240,792           223,907

                                      $   490,652       $   432,328

See accompanying notes to the consolidated financial statements.



                                                           UNAUDITED
CROMPTON & KNOWLES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Nine months ended September 30, 1995 and September 24, 1994
(In thousands)



                                                 Sept. 30,  Sept. 24
Increase (decrease) to cash                        1995       1994
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                                  $ 33,331   $ 39,089
  Adjustments to reconcile net earnings
    to net cash provided by operations:
  Depreciation and amortization                   11,529      9,995
  Deferred compensation                              574        272
  Changes in assets and liabilities, net         (37,177)   (35,283)
    Net cash provided by operations                8,257     14,073

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisitions                                    (9,538)   (13,734)
  Capital expenditures                           (14,122)   (13,722)
  Other investing activities                        (737)       420
    Net cash used by investing activities        (24,397)   (27,036)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from long-term borrowings              10,000     30,000
  Payments of long-term debt                           0    (10,000)
  Change in notes payable                         29,116     31,399
  Net treasury stock activity                     (3,281)   (23,288)
  Dividends paid                                 (18,733)   (17,382)
    Net cash provided by financing activities     17,102     10,729

CASH
  Effect of exchange rates on cash                   119        157
  Change in cash                                   1,081     (2,077)
  Cash at beginning of period                      1,832      9,284
  Cash at end of period                         $  2,913   $  7,207





See accompanying notes to the consolidated financial statements.






CROMPTON & KNOWLES CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
Quarter ended September 30, 1995 (Unaudited)
(In thousands)


PRESENTATION OF CONSOLIDATED FINANCIAL STATEMENTS

The information included in the foregoing consolidated financial statements is unaudited but reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.

Included in accounts receivable are allowances for doubtful accounts of $2,973 in 1995 and $3,829 at December 31, 1994.

Accumulated depreciation amounted to $96,925 in 1995 and $85,691 at December 31, 1994.

Accumulated amortization of cost in excess of acquired net assets amounted to $7,784 in 1995 and $6,622 at December 31, 1994.

Other current liabilities consist primarily of customer deposits.

It is suggested that the interim consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1994
Annual Report on Form 10-K.


CAPITAL STOCK

There are 53,361,072 common shares issued at $.10 par value, of which 5,301,962 shares and 4,703,891 shares were held in the treasury at September 30, 1995 and December 31, 1994, respectively.


INVENTORIES

Components of inventories are as follows:

                                   Sept. 30,       Dec. 31,
                                     1995            1994

Finished goods                      $89,805        $ 90,386
Work in process                      31,850          32,640
Raw materials and supplies           40,712          34,330

                                   $162,367        $157,356

EARNINGS PER COMMON SHARE

The computation of earnings per common share is based on the weighted average number of common and common equivalent shares outstanding. A dual presentation of earnings per common share has not been made since there is no significant difference in earnings per share calculated on a primary or fully diluted basis.


ACQUISITIONS

In January 1995, the Company acquired the business and certain assets of McNeil Akron Repiquet S.a.r.l. in France at a cost of $4,638. In March 1995, the Company acquired Killion Extruders,
Inc. at a cost of $4,900. The acquisitions have been accounted for using the purchase method and, accordingly, the acquired assets and liabilities have been recorded at their fair values at the dates of acquisition. The excess cost of the purchase price over fair value of net assets acquired in the amount of $7,738 is being amortized over forty years. The operating results of each acquisition are included in the Consolidated Statements of Earnings since the dates of acquisition.


DEBT

In June 1995, the Company amended its credit agreement with a group of five banks whereby the revolving credit loans available to the Company were increased from $70,000 to $125,000 through September 28, 1998. Borrowings under the revolving credit agreement amounted to $60,000 at September 30, 1995.


STOCK INCENTIVE PLANS

In December 1994, the Company transferred 448,000 shares to an independent trustee to administer long-term performance awards under the Company's Long Term Incentive Plan. In June 1995, such shares were returned to the Company and will be issued to the trustee at the end of the incentive period in 1997, as earned. Compensation expense is being accrued annually based upon the expected level of incentive achievement.





BUSINESS SEGMENT DATA
                                        Quarter ended
                                   Sept. 30,       Sept. 24,
                                    1995            1994

SALES
Specialty chemicals                $ 92,486        $ 92,633
Specialty process equipment
   and controls                      66,579          50,188

                                   $159,065        $142,821

OPERATING PROFIT
Specialty chemicals                $  7,921        $ 11,973
Specialty process equipment
   and controls                       9,697           7,132
General corporate expense           ( 2,631)        ( 2,909)
Consolidated operating profit        14,987          16,196
Interest expense                    ( 2,141)        (   578)
Other income (expense)                  (49)            424

Earnings before income taxes       $ 12,797        $ 16,042



                                        Nine months ended
                                   Sept. 30,       Sept. 24,
                                     1995            1994

SALES
Specialty chemicals                $296,257        $293,599
Specialty process equipment
   and controls                     206,618         137,268

                                   $502,875        $430,867

OPERATING PROFIT
Specialty chemicals                $ 36,645        $ 47,605
Specialty process equipment
   and controls                      30,797          22,450
General corporate expense           ( 8,655)        ( 8,788)
Consolidated operating profit        58,787          61,267
Interest expense                    ( 5,743)        (   962)
Other income                            192           1,059

Earnings before income taxes       $ 53,236        $ 61,364




             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS




 THIRD QUARTER RESULTS

 Overview

 Consolidated net sales of $159.1 million for the third quarter of 1995 increased 11% over the comparable 1994 period. Net earnings of $8.1 million declined 21% from the third quarter of 1994. Net earnings per common share of $.17 was 15% lower than the $.20 reported last year.

 Gross margin as a percentage of net sales decreased to 28.0% from 30.8% in last year's third quarter, primarily from lower margins in the domestic and international dyes businesses. Consolidated operating profit of $15.0 million declined 7% from the third quarter of 1994 as specialty chemicals decreased 34% and specialty process equipment and controls segment increased 36%.

 Specialty Chemicals

 The Company's specialty chemicals segment sales of $92.5 million were approximately even with the 1994 third quarter as increases in unit volume were offset by lower selling prices.

 Domestic dyes sales of $45.2 million declined 7% from the third quarter of 1994 primarily due to lower unit volume (-2%) and lower selling prices (-5%). International dyes sales of $21.4 million were essentially even versus the comparable 1994 period primarily as a result of unit volume increases (7%) plus foreign currency translation (2%) offset by lower selling prices (-9%). Specialty ingredient sales of $25.9 million rose 14% primarily as a result of increased unit volume. The percentage of specialty chemicals sales outside the United States increased to 25% from 24% in the third quarter of 1994.

 Operating profit of $7.9 million for the third quarter of 1995 declined 34% from the comparable quarter in 1994. The decline was attributable to both domestic and international dyes. Domestic dyes operating profit declined due to lower unit volume and pricing. International dyes operating profit declined primarily due to lower pricing and exchange rate fluctuations among European currencies, offset in part by certain accrual adjustments. The percentage of specialty chemicals operating profit outside the United States decreased to 2% from 21% in the third quarter of 1994.

 Specialty Process Equipment and Controls

 The Company's specialty process equipment and controls segment reported sales of $66.6 million representing an increase of 33% from the third quarter of 1994. Approximately 11% was attributable to the incremental impact of acquisitions with the balance of 22% primarily from increased unit volume. International sales of $21.0 million increased 69% from 1994 and accounted for 32% of total segment sales versus 25% for the comparable period in 1994. Operating profit for the third quarter of 1995 increased 36% to $9.7 million primarily attributable to increased unit volume. The order backlog for extruders and related equipment at the end of the third quarter amounted to $82 million compared to $66 million at December 31, 1994.

 Other

 Selling, general and administrative expenses of $25.6 million increased 6% versus the comparable period in 1994 primarily due to the impact of acquisitions and inflation. Depreciation and amortization of $4.0 million increased 12% versus 1994 primarily as a result of a higher fixed asset base including acquisitions. Interest expense increased $1.6 million to $2.1 million primarily as a result of increased borrowings. Other expense (income) of $49 thousand increased by $473 thousand versus 1994 principally from lower foreign currency gains. The Company's effective tax rate of 36.9% increased versus the 36.3% in the 1994 period.


 YEAR-TO-DATE RESULTS

 Overview

 Consolidated net sales for the first nine months of 1995 of $502.9 million increased 17% from the comparable period in 1994. Net earnings of $33.3 million decreased 15% versus the $39.1 million earned in the comparable period in 1994. Net earnings per common share of $.69 decreased 9% from the $.76 reported last year.

 Gross margin as a percentage of net sales decreased to 29.4% from 31.9% in the comparable 1994 period primarily from lower margins in the domestic and international dyes businesses. Consolidated operating profit of $58.8 million decreased 4% from $61.3 million in the first nine months of 1994 as specialty chemicals decreased 23% and specialty process equipment and controls increased 37%.


 Specialty Chemicals

 The Company's specialty chemicals segment reported sales of $296.3 million representing a 1% increase from $293.6 million in the first nine months of 1994. The increase was primarily attributable to foreign currency translation as unit volume increases were offset by lower selling prices.

 Domestic dyes sales of $147.1 million were 6% lower versus the first nine months of 1994 primarily due to lower selling prices. International dyes sales of $72.8 million increased by 8% versus 1994 primarily as a result of foreign currency translation (7%) and unit volume growth (8%), offset by lower selling prices (-7%). Specialty ingredients sales rose 10% to $76.4 million reflecting primarily increased unit volume. The percentage of sales outside the United States increased to 26% from 24% for the comparable period in 1994.

 Operating profit of $36.6 million for the first nine months of 1995 decreased 23% from 1994. The decline was attributable to both domestic and international dyes. Domestic dyes operating profit declined primarily due to lower pricing. International dyes operating profit declined primarily due to lower pricing and exchange rate fluctuations among European currencies, offset in part by certain accrual adjustments. The percentage of operating profit outside the United States decreased to 13% from 19% for the comparable period in 1994.

 Specialty Process Equipment and Controls

 The Company's specialty process equipment and controls segment reported sales of $206.6 million representing a 51% increase over the first nine months of 1994. Approximately 34% of the sales increase was attributable to the incremental impact of acquisitions with the balance primarily from increased unit volume. International sales of $51.4 million increased 51% from 1994 and accounted for 25% of total segment sales, virtually the same as 1994. Operating profit of $30.8 million increased 37% versus the comparable 1994 period. Approximately 15% was attributable to acquisitions with the balance primarily from higher unit volume.

 Other

 Selling, general and administrative expenses of $77.7 million increased 17% versus the first nine months of 1994 primarily due to the impact of acquisitions and inflation. Depreciation and amortization of $11.5 million increased 15% versus the 1994 period as a result of a higher fixed asset base including acquisitions. Interest expense increased $4.8 million primarily as a result of increased borrowings. Other income of $192 thousand decreased $867 thousand versus 1994 primarily due to lower foreign currency gains. The effective tax rate of 37.4% increased versus the 36.3% in the comparable 1994 period.

 LIQUIDITY AND CAPITAL RESOURCES

 The September 30, 1995 working capital balance of $133.1 million increased $11.5 million from $121.6 million at year-end 1994. The current ratio declined to 1.8 from 1.9 at the end of 1994 primarily as a result of the increase in notes payable. Days sales in receivables averaged 54 days essentially equal to the level for all of 1994. Inventory turnover averaged 2.8 for the first nine months of 1995 compared to 3.0 for all of 1994.

 Cash flows from operating activities of $8.3 million decreased $5.8 million from the first nine months of 1994 primarily attributable to lower earnings. Cash provided by operating activities and increased borrowings were used to finance acquisitions, fund capital expenditures, pay cash dividends and repurchase 222,800 shares of the Company's common stock. The Company's debt to total capital increased to 36% from 29% at year-end 1994. Capital expenditures are expected to approximate $20 million in 1995 primarily for expansion and improvement of operating facilities in the United States and Europe. The Company's long-term liquidity needs including such items as capital expenditures and dividends are expected to be financed from operations.

 INTERNATIONAL OPERATIONS

 The lower U.S. dollar exchange rate versus the Belgian Franc and French Franc accounted primarily for the favorable increase of $4.8 million in the accumulated translation adjustment account since year-end 1994. Changes in the balance of this account are primarily a function of fluctuations in exchange rates and do not necessarily reflect either enhancement or impairment of the net asset values or the earnings potential of the Company's foreign operations.

 The Company operates manufacturing facilities in Europe which serve primarily the European market. Exchange rate disruptions between the United States and European currencies, and among European currencies, are not expected to have a material effect on year-to-year comparisons of the Company's earnings.





 RESEARCH AND DEVELOPMENT

 The Company employs about 275 engineers, draftsmen, chemists, and technicians responsible for developing new and improved chemical products and process equipment systems for the industries served by the Company. Often, new products are developed in response to specific customer needs. The Company's process of developing and commercializing new products and product improvements is ongoing and involves many products, no one of which is large enough to significantly impact the Company's results of operations from year-to-year. Research and development expenditures totaled $10.8 million for the first nine months of 1995 compared to $8.6 million in the comparable 1994 period.

 ENVIRONMENTAL MATTERS

 The Company's manufacturing facilities are subject to various federal, state and local requirements with respect to the discharge of materials into the environment or otherwise relating to the protection of the environment. The Company has been designated, along with others, as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or comparable state statutes, at two waste disposal sites, and two inactive subsidiaries have been designated, along with others, as potentially responsible parties at three other sites.

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



PART II.  OTHER INFORMATION:

Item 1.   Legal Proceedings

     On September 28, 1995, Kem Manufacturing Corporation, a wholly owned subsidiary of the Corporation, was released by the state of New Jersey as a potentially responsible party with respect to the Evor Phillips waste disposal site located in New Jersey upon payment to the state of New Jersey of $175,000.

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


                               CROMPTON & KNOWLES CORPORATION
                                                 (Registrant)



November 13, 1995             By:/s/ Charles J. Marsden
                                 Charles J. Marsden
                                 Vice President-Finance
                                 and Chief Financial Officer




November 13, 1995             By:/s/ John T. Ferguson, II
                                 John T. Ferguson, II
                                 General Counsel and Secretary