Form 10-Q/A
period 1996-03-30
CROMPTON & KNOWLES CORP
filed 1996-07-02
CIK 25757

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



                 CROMPTON & KNOWLES CORPORATION
                           FORM 10-Q/A
                FOR QUARTER ENDED MARCH 30, 1996



                             INDEX




 PART I.     FINANCIAL INFORMATION:

 Item 1.     Condensed Financial Statements and
             Accompanying Notes

             .  Consolidated Statements of Earnings
                (unaudited) - Quarters ended March 30, 1996
                and April 1, 1995

             .  Consolidated Balance Sheets - March 30, 1996
                (unaudited) and December 30, 1995

             .  Consolidated Statements of Cash Flows
                (unaudited) - Quarters ended March 30, 1996
                 and April 1, 1995

             .  Notes to the Consolidated Financial
                Statements - Quarter ended March 30, 1996
                (unaudited)


 Item 2.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations



 PART II.    OTHER INFORMATION:

 Item 4.     Submission of Matters to a Vote of Security Holders

 Item 5.     Other Information

 Item 6.     Exhibits and Reports on Form 8-K

 Signatures

 Exhibit 11  Statement Re Computation of Per Share Earnings



                                                   UNAUDITED
CROMPTON & KNOWLES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Earnings
Quarters ended March 30, 1996 and April 1, 1995
(In thousands, except per share data)


                                  March 30,      April 1,
                                  1996           1995


 Net sales                        $ 164,840      $ 168,193


 Cost of products sold              116,948        116,559

 Selling, general and administrative 27,094         25,422

 Depreciation and amortization        4,009          3,725

 Interest                             2,037          1,568

 Other income                          (252)          (228)

   Total costs and expenses         149,836        147,046


 Earnings before income taxes        15,004         21,147

 Income taxes                         5,536          7,951


 Net earnings                     $   9,468      $  13,196


 Net earnings per common share    $    .20       $    .27


 Dividends per common share       $   .135       $    .12


 Average shares outstanding          48,318         48,921





See accompanying notes to consolidated financial statements.




                                           March 30, 1996 UNAUDITED

CROMPTON & KNOWLES CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
March 30, 1996 and December 30, 1995
(In thousands of dollars)

                                         March 30,          December 30,
                                         1996               1995
 ASSETS
 CURRENT ASSETS
 Cash                                    $      2,599       $        918
 Accounts receivable                          123,779            112,693
 Inventories                                  163,210            154,846
 Other current assets                          25,589             23,038
     Total current assets                     315,177            291,495
 NON-CURRENT ASSETS
 Property, plant and equipment                135,051            129,991
 Cost in excess of acquired net assets         60,525             51,922
 Other assets                                  10,765             10,730
                                         $    521,518       $    484,138


 LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES
 Notes payable                           $     57,886       $     60,439
 Accounts payable                              60,991             49,415
 Accrued expenses                              41,916             35,136
 Income taxes payable                           8,141              3,747
 Other current liabilities                     21,894             16,578
     Total current liabilities                190,828            165,315
 NON-CURRENT LIABILITIES
 Long-term debt                                74,000             64,000
 Accrued postretirement liability               7,635              7,559
 Deferred income taxes                          7,197              7,217

 STOCKHOLDERS' EQUITY
 Common stock                                   5,336              5,336
 Additional paid-in capital                    59,557             59,440
 Retained earnings                            237,098            234,113
 Accumulated translation adjustment             4,797              6,320
 Treasury stock at cost                       (62,890)           (62,972)
 Deferred compensation                         (2,040)            (2,190)
     Total stockholders' equity               241,858            240,047

                                         $    521,518       $    484,138

See accompanying notes to consolidated financial statements.




                                                              UNAUDITED
CROMPTON & KNOWLES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Quarters ended March 30, 1996 and April 1, 1995
(In thousands of dollars)



                                                      March 30,    April 1,
Increase (decrease) to cash                             1996         1995
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                                      $   9,468    $  13,196
  Adjustments to reconcile net earnings
    to net cash provided by operations:
  Depreciation and amortization                         4,009        3,726
  Deferred compensation                                   150          473
  Changes in assets and liabilities, net                  663      (12,979)
    Net cash provided by operations                    14,290        4,416

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisitions                                        (10,025)      (8,633)
  Capital expenditures                                 (2,967)      (5,733)
  Other investing activities                             (635)         457
    Net cash used by investing activities             (13,627)     (13,909)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from long-term borrowings                   10,000           -
  Change in notes payable                              (2,510)      19,851
  Net treasury stock activity                              35       (3,607)
  Dividends paid                                       (6,483)      (5,814)
    Net cash provided by financing activities           1,042       10,430

CASH
  Effect of exchange rates on cash                        (24)          34
  Change in cash                                        1,681          971
  Cash at beginning of period                             918        1,832
  Cash at end of period                             $   2,599    $   2,803



See accompanying notes to consolidated financial statements.





CROMPTON & KNOWLES CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
Quarter ended March 30, 1996 (Unaudited)
(In thousands)


PRESENTATION OF CONSOLIDATED FINANCIAL STATEMENTS

The information included in the foregoing consolidated financial statements is unaudited but reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.

Included in accounts receivable are allowances for doubtful accounts of $3,640 in 1996 and $3,269 at December 30, 1995.

Accumulated depreciation amounted to $102,385 in 1996 and $99,292 at December 30, 1995.

Accumulated amortization of cost in excess of acquired net assets amounted to $8,665 in 1996 and $8,281 at December 30, 1995.

Other current liabilities primarily include customer deposits.

It is suggested that the interim consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's 1995 Annual Report on Form 10-K.


CAPITAL STOCK

There are 53,361,072 common shares issued at $.10 par value, of which 5,334,321 shares and 5,351,962 shares were held in the treasury at March 30, 1996 and December 30, 1995, respectively.


INVENTORIES

Components of inventories are as follows:
                                   March 30,        Dec. 30,
                                     1996            1995

Finished goods                     $ 95,816        $ 89,177
Work in process                      31,030          30,316
Raw materials and supplies           36,364          35,353

                                   $163,210        $154,846

EARNINGS PER COMMON SHARE

The computation of earnings per common share is based on the weighted average number of common and common equivalent shares outstanding. A dual presentation of earnings per common share has not been made since there is no significant difference in earnings per share calculated on a primary or fully diluted basis.


ACQUISITIONS

In January 1996, the Company acquired ER-WE-PA, GMBH at a cost of $10,025 subject to audit adjustment. The acquisition has been accounted for using the purchase method and, accordingly, the acquired assets and liabilities have been recorded at their fair values at the dates of acquisition. The excess cost of purchase price over fair value of net assets acquired in the amount of $8,392 is being amortized over forty years. The operating results are included in the consolidated statements of earnings since the date of acquisition.



BUSINESS SEGMENT DATA
                                         Quarter Ended
                                   March 30,         April 1,
                                    1996              1995

SALES
Specialty chemicals                $ 96,083        $102,542
Specialty process equipment
    and controls                     68,757          65,651

                                   $164,840        $168,193

OPERATING PROFIT
Specialty chemicals                $ 12,791        $ 15,591
Specialty process equipment
    and controls                      7,106          10,057
General corporate expense           ( 3,108)        ( 3,161)
                                     16,789          22,487
Interest expense                    ( 2,037)        ( 1,568)
Other income                            252             228

Earnings before income taxes       $ 15,004        $ 21,147




Subsequent Event

On April 30, 1996 the Company entered into an agreement and plan of merger with Uniroyal Chemical Corporation ("Uniroyal"), a $1.1 billion manufacturer of chemicals and polymers including rubber chemicals, crop protection chemicals and chemicals and additives for the plastics and lubricants industries. Under the terms of the agreement and subject to the conditions contained therein, among other things, each share of Uniroyal common stock will be exchanged for common stock of the Company valued at $15 based on the average price of the Company's stock over a period of twenty trading days ending with the third trading day preceding the date of the mailing of proxy materials. However, the Company will issue no more than 1.1111 shares, nor less than .9091 shares, for each share of Uniroyal common stock. Each share of Uniroyal's Series A Cumulative Redeemable Preferred Stock and Series B Preferred Stock issued and outstanding immediately prior to the consummation of the merger will be converted into and represent a number of shares of the Company's common stock equal to the exchange ratio multiplied by 6.667.

The merger agreement provides that Uniroyal would be required to pay the Company a termination fee of $50 million if the merger agreement is terminated (i) under certain circumstances following receipt of a proposal for a competing transaction and a competing transaction is consummated within one year following such termination or (ii) after Uniroyal's determination to terminate the merger agreement to pursue a competing transaction that would be more favorable to Uniroyal stockholders than the proposed merger with the Company.

The merger is subject to the satisfaction or waiver of various conditions, including approval by the stockholders of both Uniroyal and the Company, Hart-Scott-Rodino and other regulatory approvals and availability of tax-free status and pooling of interests accounting treatment. The anticipated closing date of the merger is during the Company's third calendar quarter.


             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS




 FIRST QUARTER RESULTS

 Overview

 Consolidated net sales of $164.8 million for the first quarter of 1996 declined 2% from the comparable 1995 period. Net earnings of $9.5 million declined 28% versus the first quarter of 1995. Net earnings per common share of $.20 were 26% lower than the $.27 reported last year.

 Gross margin as a percentage of net sales decreased to 29.1% from 30.7% in the first quarter of 1995 as a result of lower margins in both of the Company's segments. Consolidated operating profit of $16.8 million declined 25% from the first quarter of 1995 as the specialty chemicals segment decreased 18% and the specialty process equipment and controls segment decreased 29%.

 Specialty Chemicals

 The Company's specialty chemicals segment reported sales of $96.1 million which represents a decline of 6% from the first quarter of 1995. The decrease was attributable to the impact of lower unit volume (4%) and lower selling prices (2%).

 Domestic dyes sales of $46.5 million declined 11% from the comparable 1995 quarter primarily due to lower unit volume (8%) and lower selling prices (3%). International dyes sales of $23.5 million declined 4% versus the first quarter of 1995 primarily as a result of lower selling prices. Specialty ingredients sales of $26.1 million rose 1% primarily as a result of increased unit volume. The percentage of sales outside the United States was 26%, versus 25% in the comparable 1995 period.

 Operating profit of $12.8 million for the first quarter of 1996 decreased 18% from 1995. The decrease was attributable primarily to the impact of lower unit volume and pricing. The percentage of operating profit outside the United States declined to 11% from 17% in 1995.





 Specialty Process Equipment and Controls

 The Company's specialty process equipment and controls segment reported sales of $68.7 million, which represents an increase of 5% from the first quarter of 1995. Approximately 21% was attributable to the incremental impact of acquisitions offset partially by lower unit volume in the domestic business. Export sales shipped from the U.S. accounted for 28% of total segment sales versus 18% in the comparable period in 1995 as shipments to the Far East increased significantly. International sales increased substantially as a result of acquisitions and accounted for 16% of total segment sales versus 1% in the first quarter 1995.

 Operating profit for the first quarter of 1996 declined 29% to $7.1 million primarily attributable to lower unit volume in the domestic business. International operating profit was not significant in either the first quarter of 1996 or the first quarter of 1995. The order backlog for extruders and related equipment at the end of the first quarter of 1996 amounted to $92 million (including ER-WE-PA backlog of $24 million) compared to $72 million at December 30, 1995.

 Other

 Selling, general and administrative expenses of $27.1 million increased 7% versus the comparable period in 1995 primarily due to the impact of acquisitions. Depreciation and amortization of $4.0 million increased 8% versus 1995 primarily as a result of a higher fixed asset base including acquisitions. Interest expense increased $469 thousand primarily as a result of increased borrowings. Other income of $252 thousand approximated the level for the first quarter of 1995. The effective tax rate of 36.9% decreased slightly versus the comparable 1995 period.

 LIQUIDITY AND CAPITAL RESOURCES

 The March 30, 1996 working capital balance of $124.4 million decreased $1.8 million from $126.2 million at year-end 1995.
 The current ratio declined slightly to 1.7 from 1.8 at the end of 1995. Days sales in receivables averaged 62 days in the first quarter of 1996, an increase from 55 days for all of 1995. Inventory turnover averaged 2.9 for the first quarter of 1996 compared with 2.8 for all of 1995.

 Cash flows from operating activities of $14.3 million increased $9.9 million from the first quarter of 1995 primarily attributable to decreases in working capital requirements partially offset by lower earnings. Cash provided by operating activities and increased borrowings were used to finance the acquisition of ER-WE-PA, fund capital expenditures and pay cash dividends. The Company's debt to total capital ratio increased to 35% from 34% at year-end 1995. Capital expenditures are expected to approximate $16 million in 1996 primarily for expansion and improvement of operating facilities in the United States and Europe. The Company's long-term liquidity needs including such items as capital expenditures and dividends are expected to be financed from operations.


 INTERNATIONAL OPERATIONS

 The stronger U.S. dollar exchange rate versus the Belgian Franc and French Franc accounted primarily for the reduction of $1.5 million in the accumulated translation adjustment account since year-end 1995. Changes in the balance of this account are primarily a function of fluctuations in exchange rates and do not necessarily reflect either enhancement or impairment of the net asset values or the earnings potential of the Company's foreign operations.

 The Company operates manufacturing facilities in Europe which serve primarily the European market. Exchange rate disruptions between the United States and European currencies, and among European currencies, are not expected to have a material effect on year-to-year comparisons of the Company's earnings.


 RESEARCH AND DEVELOPMENT

 The Company employs about 285 engineers, draftsmen, chemists, and technicians responsible for developing new and improved chemical products and process equipment systems for the industries served by the Company. Often, new products are developed in response to specific customer needs. The Company's process of developing and commercializing new products and product improvements is ongoing and involves many products, no one of which is large enough to significantly impact the Company's results of operations from year-to-year. Research and development expenditures totaled $3.5 million for the first quarter of 1996 compared to $3.4 million in the comparable 1995 period.





 ENVIRONMENTAL MATTERS

 The Company's manufacturing facilities are subject to various federal, state and local requirements with respect to the discharge of materials into the environment or otherwise relating to the protection of the environment. The Company has been designated, along with others, as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or comparable state statutes, at two waste disposal sites; and an inactive subsidiary has been designated, along with others, as a potentially responsible party at two other sites. While the cost of compliance with existing environmental requirements is expected to increase, based on the facts currently known to the Company, management expects that those costs, including the cost to the Company of remedial actions at the waste disposal sites where it has been named a potentially responsible party, will not be material to the results of the Company's operations in any given year.



PART II. OTHER INFORMATION:

Item 4.  Submission of Matter to a Vote of Security Holders

          (a) The Annual Meeting of the Stockholders was held on April 9, 1996

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

          (c) A brief description of each matter voted upon at the Annual Meeting, and the results of voting, are as follows:

1. Election of three (3) Directors to serve for a term expiring in 1999:

                                     FOR             AGAINST

     Vincent A. Calarco        41,345,447 shares   343,729 shares
     Charles J. Marsden        41,362,039 shares   327,137 shares
     C. A.(Lance) Piccolo      41,327,025 shares   362,151 shares

2. Approval of the selection by the Board of Directors of an auditor for 1996

     FOR                    AGAINST               ABSTAINED

41,506,547 shares        101,147 shares      81,482 shares



PART II.  OTHER INFORMATION:


Item 5.  Other Information

     On April 30, 1996 the Company entered into an agreement and plan of merger with Uniroyal Chemical Corporation ("Uniroyal"), a $1.1 billion manufacturer of chemicals and polymers including rubber chemicals, crop protection chemicals and chemicals and additives for the plastics and lubricants industries. Under the terms of the agreement and subject to the conditions contained therein, among other things, each share of Uniroyal common stock will be exchanged for common stock of the Company valued at $15 based on the average price of the Company's stock over a period of twenty trading days ending with the third trading day preceding the date of the mailing of proxy materials. However, the Company will issue no more than 1.1111 shares, nor less than .9091 shares, for each share of Uniroyal common stock. Each share of Uniroyal's Series A Cumulative Redeemable Preferred Stock and Series B Preferred Stock issued and outstanding immediately prior to the consummation of the merger will be converted into and represent a number of shares of the Company's common stock equal to the exchange ratio multiplied by 6.667.

     The merger agreement provides that Uniroyal would be required to pay the Company a termination fee of $50 million if the merger agreement is terminated (i) under certain circumstances following receipt of a proposal for a competing transaction and a competing transaction is consummated within one year following such termination or
     (ii) after Uniroyal's determination to terminate the merger agreement to pursue a competing transaction that would be more favorable to Uniroyal stockholders than the proposed merger with the Company.

     The merger is subject to the satisfaction or waiver of various conditions, including approval by the stockholders of both Uniroyal and the Company, Hart-Scott-Rodino and other regulatory approvals and availability of tax-free status and pooling of interests accounting treatment. The anticipated closing date of the merger is during the Company's third calendar quarter.



Item 6.  Exhibits and Reports on Form 8-K

    (a) Exhibits

           Number               Description

           (2)*          Agreement and Plan of Merger
                         (The Registrant agrees to
                          supplementally furnish the
                          commission upon request a copy
                          of any omitted exhibit or
                          schedule.)

           (11)          Statement Re Computation of Per Share
                         Earnings

           (27)*         Financial Data Schedule

    (b) No reports on Form 8-K were filed during the quarter for which this report is filed.


     * Copies of these Exhibits are annexed to this report on Form 10-Q provided to the Securities and Exchange Commission and the New York Stock Exchange.






     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               CROMPTON & KNOWLES CORPORATION
                                                 (Registrant)



May 13, 1996            By:/s/ Charles J. Marsden
                                 Charles J. Marsden
                                 Vice President-Finance
                                 and Chief Financial Officer




May 13, 1996            By:/s/ John T. Ferguson, II
                           John T. Ferguson, II
                           General Counsel and Secretary