Form 10-K/A
period 1994-12-31
CROMPTON & KNOWLES CORP
filed 1996-07-09
CIK 25757

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                            FORM 10-K/A
(Mark One)
x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1994
                               OR
    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934
     For the transition period from             to

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



                 CROMPTON & KNOWLES CORPORATION
                            FORM 10-K/A
           For the Fiscal Year Ended December 31, 1994

                             PART I
Item 1.  Business

General

     The Registrant, Crompton & Knowles Corporation (together with its consolidated subsidiaries, sometimes hereinafter referred to as the "Corporation"), was incorporated in Massachusetts in 1900. The Corporation has engaged in the manufacture and sale of specialty chemicals since 1954 and, since 1961, in the manufacture and sale of specialty process equipment and controls. The Corporation expanded its specialty chemical business in 1988 with the acquisitions of Ingredient Technology Corporation, a leading supplier of ingredients for the food and pharmaceutical industries, and Townley Dyestuffs Auxiliaries Company, Ltd., one of the largest independent suppliers of dyes for Great Britain's textile and paper industries. The Corporation made two acquisitions in calendar year 1990, acquiring the business and certain assets and liabilities of Atlantic Industries, Inc., a domestic dye manufacturer, and APV Chemical Machinery, Inc., which manufactured the Sterling line of extruders, extrusion systems and industrial blow molding equipment for the plastics industry. In 1991, the Corporation acquired a wire and cable equipment business from Clipper Machines, Inc. In 1992, the Corporation acquired a pre-metallized dyes business and facility located in Oissel, France. The Corporation made two acquisitions in 1994, the Egan Machinery plastics extrusion, precision coating and cast and blown film equipment business and the plastics and rubber extrusion machinery and parts and after-market services business of McNeil & NRM, Inc. Effective January 1, 1995, the Corporation's textile dyes and chemicals business and its specialty process equipment and controls business have been conducted by Crompton & Knowles Colors Incorporated and Davis-Standard Corporation, respectively, wholly owned subsidiaries of
the Corporation.   In early 1995, the Corporation acquired the
plastics and rubber extrusion business of McNeil Akron Repiquet SARL, including a manufacturing facility located in Dannemarie, France, and also acquired Killion Extruders, Inc., a producer of precision laboratory and small scale extrusion systems.

     Information as to the sales, operating profit, and identifiable assets attributable to each of the Corporation's business segments during each of its last three fiscal years is set forth in the Notes to Consolidated Financial Statements on page 26 of the Corporation's 1994 Annual Report to Stockholders, and such information is incorporated herein by reference.

Products and Services

The principal products and services offered by the Corporation are described below.

                       SPECIALTY CHEMICALS

     Textile dyes manufactured and sold by the Corporation are used on both synthetic and natural fibers for knit and woven garments, home furnishings such as carpets, draperies, and upholstery, and automotive furnishings including carpeting, seat belts, and upholstery. Industrial dyes and chemicals are marketed to the paper, leather, and ink industries for use on stationery, tissue, towels, shoes, apparel, luggage, and other products and for transfer printing inks. The Corporation also markets organic chemical intermediates and a line of chemical auxiliaries for the textile industry, including leveling agents, dye fixatives, and scouring agents. Sales of this class of products accounted for 50%, 57%, and 59% of the total revenues of the Corporation in 1994, 1993, and 1992, respectively.

     The Corporation manufactures and sells reaction and compounded flavor ingredients for the food processing, bakery, beverage and pharmaceutical industries; colors certified by the Food & Drug Administration for sale to domestic producers of food and pharmaceuticals; and inactive ingredients for the pharmaceutical industry. The Corporation is also a leading supplier of specialty sweeteners, including edible molasses, molasses blends, malt extracts, and syrups for the bakery, confectionery and food processing industries and a supplier of seasonings and seasoning blends for the food processing industry. Sales of this class of products accounted for 17%, 16%, and 17% of the total revenues of the Corporation in 1994, 1993, and 1992, respectively.

            SPECIALTY PROCESS EQUIPMENT AND CONTROLS

     The Corporation manufactures and sells plastics and rubber extrusion equipment, industrial blow molding equipment, electronic controls, and integrated extrusion systems and offers specialized service and modernization programs for in-place extrusion systems. Sales of this class of products accounted for 33%, 27%, and 24% of the total revenues of the Corporation in 1994, 1993, and 1992, respectively.

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

Backlog

     Because machinery production schedules range from about 60 days to 10 months, backlog is important to the Corporation's specialty process equipment and controls business. Firm backlog of customers' orders for this business at December 31, 1994, totalled approximately $66 million compared with $38 million at December 25, 1993. It is expected that most of the December 31, 1994, backlog will be shipped during 1995. Orders for specialty chemicals and equipment repair parts are filled primarily from inventory stocks and thus are excluded from backlog.

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

Research and Development

     Crompton & Knowles employs about 270 engineers, draftsmen, chemists, and technicians responsible for developing new and improved chemical products and process equipment systems for the industries served by the Corporation. Often, new products are developed in response to specific customer needs. The Corporation's process of developing and commercializing new products and product improvements is ongoing and involves many products, no one of which is large enough to significantly impact the Corporation's results of operations from year to year. Research and development expenditures totalled $12.1 million for the year 1994, $11.2 million for the year 1993, and $10.1 million for the year 1992.

Environmental Matters

     The Corporation's manufacturing facilities are subject to various federal, state and local requirements with respect to the discharge of materials into the environment or otherwise relating to the protection of the environment. Although precise amounts are difficult to define, in 1994, the Corporation incurred costs of approximately $20.7 million to comply with those requirements, including approximately $7.2 million in capital expenditures.

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

Employees

     The Corporation had 2,652 employees on December 31, 1994.

Financial Information Concerning Foreign Operations and Export
Sales

     The information with respect to sales, operating profit, and identifiable assets attributable to each of the major geographic areas served by the Corporation and export sales, for each of the Corporation's last three fiscal years, set forth in the Notes to Consolidated Financial Statements on page 26 of the Corporation's 1994 Annual Report to Stockholders, is incorporated herein by reference.

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

Des Plaines, IL          Flavors             1968           Owned
office and plant

Elyria, OH               Seasonings          1978           2001
office and plant

Gibraltar, PA            Textile and other   1964-          Owned
office, laboratory       dyes                1980
and chemical plant

Lowell, NC               Textile dyes,
chemical plant           organic chemicals   1961           Owned

Mahwah, NJ               Seasonings,         1984-          1999
office, laboratory       flavors, and        1989
and plant                color dispersions

Newark, NJ               Textile dyes,       1949-          Owned
chemical plant           organic chemicals   1985

Nutley, NJ               Textile and         1949-          Owned
office, laboratory       other dyes          1977
and chemical plant

Oissel, France           Textile and         1946-          Owned
office, laboratory       other dyes          1992
and chemical plant

Reading, PA              Textile dyes,       1910-          Owned
chemical plant           organic chemicals   1979
                         and food colors

Tertre, Belgium          Textile and         1970           Owned
office, laboratory       other dyes
and chemical plant
                                                      Ownership
Business Segment                             Dates     or Lease
and Location             Products            Built     Expiration

Vineland, NJ             Food and            1995           Owned
office and plant         pharmaceutical
                         ingredients

Specialty Process Equipment
and Controls:

Dannemarie, France       Extrusion systems   1967-          Owned
office and                                   1980
machine shop

Edison, NJ               Blow molding and    1974-          2000
office and               extrusion           1979
machine shop             equipment

Pawcatuck, CT            Plastics and rubber 1965-          Owned
office and               extrusion and       1985
machine shop             electronic control
                         equipment and systems

Pawcatuck, CT            Extrusion systems   1968           1996
office and
machine shop

Somerville, NJ           Extrusion systems   1966-          Owned
office and                                   1994
machine shop

     All plants are built of brick, tile, concrete, or sheet metal materials and are of one-floor construction except parts of the plants located in Reading and Gibraltar, Pennsylvania, Nutley and Somerville, New Jersey, Oissel and Dannemarie, France and Tertre, Belgium. All are considered to be in good operating condition, well maintained, and suitable for the Corporation's requirements.

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

                             PART II

Item 5.   Market for the Registrant's Common Equity and Related
          Stockholder Matters

     The information concerning the range of market prices for the Corporation's Common Stock on the New York Stock Exchange and the amount of dividends paid thereon during the past two years, set forth in the Notes to Consolidated Financial Statements on page 25 of the Corporation's 1994 Annual Report to Stockholders, is incorporated herein by reference.

     The number of registered holders of Common Stock of the Corporation on December 31, 1994, was 4,770.

Item 6.     Selected Financial Data

     The selected financial data for the Corporation for each of its last five fiscal years, set forth under the heading "Eleven
Year Selected Financial Data" on pages 28 and 29 of the
Corporation's 1994 Annual Report to Stockholders, is incorporated herein by reference.

Item 7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations

     Management's discussion and analysis of the Corporation's financial condition and results of operations, set forth under the heading "Management's Discussion and Analysis" on pages 13 through 15 of the Corporation's 1994 Annual Report to Stockholders, is incorporated herein by reference.

Item 8.     Financial Statements and Supplementary Data

     The financial statements of the Corporation, notes thereto, and supplementary data, appearing on pages 16 through 27 of the Corporation's 1994 Annual Report to Stockholders, are incorporated herein by reference.

Item 9.     Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure

     Not applicable.

                            PART III

Item 10.    Directors and Executive Officers of the Registrant

     Information called for by this item concerning directors of the Corporation is included in the definitive proxy statement for the Corporation's Annual Meeting of Stockholders to be held on April 11, 1995, which has been filed with the Commission pursuant to Regulation 14A, and such information is incorporated herein by reference.

     The executive officers of the Corporation are as follows:

     Vincent A. Calarco, age 52, has served as President and Chief Executive Officer of the Registrant since 1985 and Chairman of the Board since 1986. He is former Vice President for Strategy and Development, Uniroyal, Inc. (1984-1985), and former President of Uniroyal Chemical Company (1979-1984). Mr. Calarco has been a member of the Board of Directors of the Registrant since 1985. Mr. Calarco also serves as a director of Caremark International Inc. and J.M. Huber Corporation.

     Robert W. Ackley, age 53, has served as a Vice President of the Registrant since 1986 and as President of Davis-Standard
Corporation (formerly the Davis-Standard Division) since 1983.

     Peter Barna, age 51, has served as Treasurer of the Registrant since 1980 and as Principal Accounting Officer since 1986.

     John T. Ferguson, II, age 48, has served as General Counsel and Secretary of the Registrant since 1989.

     Nicholas Fern, Ph.D., age 51, has served as President, Dyes and Chemicals - Asia, for the Registrant since 1994, as President of the Registrant's International Dyes and Chemicals Division from 1992 to 1994, and as Managing Director of Crompton & Knowles Europe, S.A. (formerly Crompton & Knowles Tertre) from 1978 to 1994.

     Gerald H. Fickenscher, Ph.D., age 51, has served as President, Dyes and Chemicals - Europe, for the Registrant and as Managing
Director of Crompton & Knowles Europe, S.A. since 1994.
He is the former Chief Financial Officer of Uniroyal Chemical
Corporation (1986-1994).

     Edmund H. Fording, Jr., age 58, has served as Vice President of the Registrant since 1991 and as President, Dyes and Chemicals - Americas since 1989. He is the former General Manager of the Dyes Division of Hilton Davis Co. (1988-1989) and Director of the
Organic Department of Mobay Corporation (1980-1988).

     Marvin H. Happel, age 55, has served as Vice President -
Organization of the Registrant since 1986.  He is the former
Director of Human Resources of Uniroyal Chemical Company
(1979-1986).

     Charles J. Marsden, age 54, has served as Vice President -
Finance and Chief Financial Officer and as a member of the Board of Directors of the Registrant since 1985.

     Frank H. Schoonyoung, age 52, has served as President of Ingredient Technology Corporation since 1992. He is the former Vice President and General Manager of Universal Flavors - U.S.A., Inc. (1990-1992) and Senior Vice President and Director, Flavor Division, Fritzsche Dodge & Olcott, a unit of BASF K&F Corporation (1965-1990).

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

Item 11.    Executive Compensation

     Information called for by this item is included in the definitive proxy statement for the Corporation's Annual Meeting of Stockholders to be held on April 11, 1995, which has been filed with the Commission pursuant to Regulation 14A, and such information is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and
            Management

     Information called for by this item is included on pages 1 and 5 of the definitive proxy statement for the Corporation's Annual
Meeting of Stockholders to be held on April 11, 1995, and such information is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

     Information called for by this item is included in the definitive proxy statement for the Corporation's Annual Meeting of Stockholders to be held on April 11, 1995, and such information is incorporated herein by reference.
                             PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K

(a)  The following documents are filed as part of this report:

     1. The following financial statements and Independent Auditors' Report, as required by Item 8 of this form, which appear at pages 16 through 27 of the Corporation's 1994 Annual Report to Stockholders and are incorporated herein by reference:

          (i) Consolidated Statements of Earnings for the fiscal years ended December 31, 1994, December 25, 1993, and December 26, 1992;

          (ii)  Consolidated Balance Sheets as at December 31,
                1994, and December 25, 1993;

          (iii) Consolidated Statements of Cash Flows for the fiscal years ended December 31, 1994, December 25, 1993, and December 26, 1992;

          (iv) Consolidated Statements of Stockholders' Equity for the fiscal years ended December 31, 1994, December 25, 1993, and December 26, 1992;

          (v)   Notes to Consolidated Financial Statements; and

          (vi)  Independent Auditors' Report.

     2.   Financial statement schedule VIII, Valuation and
          Qualifying Accounts, required by Regulation S-X, and the Independent Auditors' Report on Financial Statement
          Schedule (Exhibit 30 hereto).

     3. The Exhibits listed in the Exhibit Index appearing at pages 13 through 15 of this report on Form 10-K are either filed herewith or incorporated herein by reference to the respective reports and registration statements of the Registrant identified in the parenthetical clause following the description of the Exhibit in the Exhibit Index.

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

                               CROMPTON & KNOWLES CORPORATION
                                        (Registrant)

Date:  March 31, 1995          By:  /s/ Charles J. Marsden
                                    Charles J. Marsden
                                    Vice President-Finance

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

Name                                          Title
Vincent A. Calarco*            Chairman of the Board,  President,
                               and Director (Principal Executive
                               Officer)

Charles J. Marsden*            Vice President-Finance and
                               Director (Principal Financial
                               Officer)

Peter Barna*                   Treasurer (Principal Accounting
                               Officer)

James A. Bitonti*              Director

Robert A. Fox*                 Director

Roger L. Headrick*             Director

Leo I. Higdon, Jr.*            Director

Michael W. Huber*              Director

Warren A. Law*                 Director

C. A. Piccolo*                 Director

Patricia K. Woolf*             Director

Date:  March 31, 1995          *By:  /s/ Charles J. Marsden
                                     Charles J. Marsden
                                     as attorney-in-fact
                    EXHIBIT INDEX

Exhibit              Description
No.                  of Exhibit

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

*4(b)(2) First Amendment to Credit Agreement dated as of September 1, 1994, among the Registrant, five banks, and Bankers
          Trust Company as Agent.

**10(a) 1983 Stock Option Plan of Crompton & Knowles Corporation, as amended through April 14, 1987. (Exhibit 10(c) to
          Form 10-Q for the quarter ended March 28, 1987.)

**10(b) Amendments to Crompton & Knowles Corporation Stock Option Plans adopted February 22, 1988. (Exhibit 10(d) to Form 10-K for the fiscal year ended December 26, 1987.)

**10(c) Amended Annual Incentive Compensation Plan for "A" Group of Senior Executives dated January 24, 1994. (Exhibit
          10(d) to Form 10-K for the fiscal year ended December 25, 1993.)

**10(d) Summary of Management Incentive Bonus Plan for selected key management personnel. (Exhibit 10(m) to Form 10-K for the fiscal year ended December 27, 1980.)

**10(e) Supplemental Medical Reimbursement Plan. (Exhibit 10(n) to Form 10-K for the fiscal year ended December 27, 1980.)

**10(f) Supplemental Dental Reimbursement Plan. (Exhibit 10(o) to Form 10-K for the fiscal year ended December 27, 1980.)

**10(g) Employment Agreement dated February 22, 1988, between the Registrant and Vincent A. Calarco. (Exhibit 10(j) to the Form 10-K for the fiscal year ended December 26, 1987.)

**10(h) Form of Employment Agreement entered into in 1988, 1989, 1992 and 1994 between the Registrant and eight of its executive officers. (Exhibit 10(k) to Form 10-K for the fiscal year ended December 26, 1987.)

**10(i)   Amended Supplemental Retirement Agreement dated October
          20, 1993 between the Registrant and Vincent A. Calarco.
          (Exhibit 10(j) to Form 10-K for the fiscal year ended
          December 25, 1993.)

**10(j)   Form of Amended Supplemental Retirement Agreement dated
          October 20, 1993 between the Registrant and three of its executive officers. (Exhibit 10(k) to Form 10-K for the fiscal year ended December 25, 1993.)

**10(k)   Supplemental Retirement Agreement Trust Agreement dated
          October 20, 1993 between the Registrant and Shawmut Bank, N.A. (Exhibit 10(l) to Form 10-K for the fiscal year ended December 25, 1993.)

**10(l) Amended Benefit Equalization Plan dated October 20, 1993. (Exhibit 10(m) to Form 10-K for the fiscal year ended
          December 25, 1993.)

**10(m)   Amended Benefit Equalization Plan Trust Agreement dated
          October 20, 1993 between the Registrant and Shawmut Bank, N.A. (Exhibit 10(n) to Form 10-K for the fiscal year ended December 25, 1993.)

**10(n) Amended 1988 Long Term Incentive Plan. (Exhibit 10(o) to Form 10-K for the fiscal year ended December 25, 1993.)

10(o) Trust Agreement dated as of May 15, 1989, between the Registrant and Shawmut Worcester County Bank, N.A. and First Amendment thereto dated as of February 8, 1990. (Exhibit 10(w) to Form 10-K for the fiscal year ended December 30, 1989.)

**10(p)   Form of 1992 - 1994 Long Term Performance Award
          Agreement. (Exhibit 10(y) to Form 10-K for the fiscal year ended December 28, 1991.)

**10(q) Crompton & Knowles Corporation Restricted Stock Plan for Directors approved by the stockholders on April 9, 1991. (Exhibit 10(z) to Form 10-K for the fiscal year ended
          December 28, 1991.)

**10(r)   1993 Stock Option Plan for Non-Employee Directors.
          (Exhibit 10(u) to Form 10-K for the fiscal year ended
          December 25, 1993.)

*11       Statement re computation of per share earnings.

*13 1994 Annual Report to Stockholders of Crompton & Knowles Corporation. (Not to be deemed filed with the Securities and Exchange Commission except those portions expressly incorporated by reference into this report on Form 10-K.)

*21       Subsidiaries of the Registrant.

*23       Consent of independent auditors.

*24 Power of attorney from directors and executive officers of the Registrant authorizing signature of this report.
          (Original on file at principal executive offices of Registrant.)

*27       Financial Data Schedule for the fiscal year ended
          December 31, 1994.

*29       Annual Report on Form 11-K of Crompton & Knowles
          Corporation Employee Stock Ownership Plan for the fiscal year ended December 31, 1994.

*30       Financial Statement Schedule and Independent Auditors'
          Report on Financial Statement Schedule.


 *   Copies of these Exhibits are annexed to this report on Form
     10-K provided to the Securities and Exchange Commission and the New York Stock Exchange.

 ** This Exhibit is a compensatory plan, contract or arrangement in which one or more directors or executive officers of the Registrant participate.