Form 10-Q
period 1996-06-29
CROMPTON & KNOWLES CORP
filed 1996-08-12
CIK 25757

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549


                             FORM 10-Q


(Mark One)
X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 29, 1996

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

         Class                    Outstanding at July 17, 1996
Common Stock, $.10 par value             48,039,309 shares






                 CROMPTON & KNOWLES CORPORATION
                           FORM 10-Q
                FOR QUARTER ENDED JUNE 29, 1996



                             INDEX




 PART I.     FINANCIAL INFORMATION:

 Item 1.     Condensed Financial Statements and
             Accompanying Notes

             .  Consolidated Statements of Earnings
                (unaudited) - Quarters and six months
                 ended June 29, 1996 and July 1, 1995

             .  Consolidated Balance Sheets - June 29, 1996
                (unaudited) and December 30, 1995

             .  Consolidated Statements of Cash Flows
                (unaudited) - Six months ended
                 June 29, 1996 and July 1, 1995

             .  Notes to the Consolidated Financial
                Statements - Quarter ended June 29, 1996
                (unaudited)


 Item 2.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations



 PART II.    OTHER INFORMATION:

 Item 1.     Legal Proceedings

 Item 5.     Other Information

 Item 6.     Exhibits and Reports on Form 8-K

 Signatures

  Exhibit 11  Statement Re Computation of Per Share Earnings

 *Exhibit 27  Financial Data Schedule



* A copy of this Exhibit is annexed to this report on Form 10-Q provided to the Securities and Exchange Commission and the New
York Stock Exchange.









                                                                   UNAUDITED
CROMPTON & KNOWLES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Earnings
Quarters and six months ended June 29, 1996 and July 1, 1995
(In thousands, except per share data)

                                    Quarters ended         Six months ended
                                  June 29,   July 1,     June 29,   July 1,
                                  1996       1995        1996       1995


 Net sales                        $ 167,570  $ 175,617   $ 332,410  $ 343,810


 Cost of products sold              118,854    123,799     235,802    240,358

 Selling, general and administrative 27,564     26,736      54,658     52,158

 Depreciation and amortization        4,117      3,769       8,126      7,494

 Interest                             2,293      2,034       4,330      3,602

 Other income                          (199)       (13)       (451)      (241)

   Total costs and expenses         152,629    156,325     302,465    303,371


 Earnings before income taxes        14,941     19,292      29,945     40,439

 Income taxes                         5,229      7,234      10,765     15,185


 Net earnings                     $   9,712  $  12,058   $  19,180  $  25,254


 Net earnings per common share    $    .20   $    .25    $    .40   $    .52


 Dividends per common share       $   .135   $   .135    $    .27   $   .255


 Average shares outstanding          48,499     48,577      48,499     48,569









See accompanying notes to consolidated financial statements.





                                           June 29, 1996 UNAUDITED

CROMPTON & KNOWLES CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
June 29, 1996 and December 30, 1995
(In thousands of dollars)

                                         June 29,           December 30,
                                         1996               1995
 ASSETS
 CURRENT ASSETS
 Cash                                    $      3,869       $        918
 Accounts receivable                          128,173            112,693
 Inventories                                  170,147            154,846
 Other current assets                          29,070             23,038
     Total current assets                     331,259            291,495
 NON-CURRENT ASSETS
 Property, plant and equipment                134,204            129,991
 Cost in excess of acquired net assets         60,594             51,922
 Other assets                                  11,312             10,730
                                         $    537,369       $    484,138


 LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES
 Notes payable                           $     75,358       $     60,439
 Accounts payable                              58,913             49,415
 Accrued expenses                              39,212             35,136
 Income taxes payable                           6,050              3,747
 Other current liabilities                     21,089             16,578
     Total current liabilities                200,622            165,315
 NON-CURRENT LIABILITIES
 Long-term debt                                79,000             64,000
 Accrued postretirement liability               7,768              7,559
 Deferred income taxes                          7,170              7,217

 STOCKHOLDERS' EQUITY
 Common stock                                   5,336              5,336
 Additional paid-in capital                    59,567             59,440
 Retained earnings                            240,326            234,113
 Accumulated translation adjustment             2,301              6,320
 Treasury stock at cost                       (62,831)           (62,972)
 Deferred compensation                         (1,890)            (2,190)
     Total stockholders' equity               242,809            240,047

                                         $    537,369       $    484,138

See accompanying notes to consolidated financial statements.
                                                              UNAUDITED
CROMPTON & KNOWLES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Six months ended June 29, 1996 and July 1, 1995
(In thousands of dollars)



                                                      June 29,     July 1,
Increase (decrease) to cash                             1996         1995
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                                      $  19,180    $  25,254
  Adjustments to reconcile net earnings
    to net cash provided by operations:
  Depreciation and amortization                         8,126        7,494
  Deferred compensation                                   300          383
  Changes in assets and liabilities, net              (18,638)     (29,845)
    Net cash provided by operations                     8,968        3,286

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisitions                                        (15,713)      (8,633)
  Capital expenditures                                 (6,209)     (10,037)
  Other investing activities                             (954)        (584)
    Net cash used by investing activities             (22,876)     (19,254)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from long-term borrowings                   15,000           -
  Change in notes payable                              15,074       33,329
  Net treasury stock activity                             104       (3,395)
  Dividends paid                                      (12,967)     (12,361)
    Net cash provided by financing activities          17,211       17,573

CASH
  Effect of exchange rates on cash                       (352)         110
  Change in cash                                        2,951        1,715
  Cash at beginning of period                             918        1,832
  Cash at end of period                             $   3,869    $   3,547














See accompanying notes to consolidated financial statements.




CROMPTON & KNOWLES CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
Quarter ended June 29, 1996 (Unaudited)
(In thousands)


PRESENTATION OF CONSOLIDATED FINANCIAL STATEMENTS

The information included in the foregoing consolidated financial statements is unaudited but reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.

Included in accounts receivable are allowances for doubtful accounts of $3,017 in 1996 and $3,269 at December 30, 1995.

Accumulated depreciation amounted to $105,527 in 1996 and $99,292 at December 30, 1995.

Accumulated amortization of cost in excess of acquired net assets amounted to $9,044 in 1996 and $8,281 at December 30, 1995.

Other current liabilities primarily include customer deposits.

It is suggested that the interim consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's 1995 Annual Report on Form 10-K.


CAPITAL STOCK

There are 53,361,072 common shares issued at $.10 par value, of which 5,321,763 shares and 5,351,962 shares were held in the treasury at June 29, 1996 and December 30, 1995, respectively.


INVENTORIES

Components of inventories are as follows:
                                    June 29,        Dec. 30,
                                     1996            1995

Finished goods                     $ 96,213        $ 89,177
Work in process                      37,993          30,316
Raw materials and supplies           35,941          35,353

                                   $170,147        $154,846

EARNINGS PER COMMON SHARE

The computation of earnings per common share is based on the weighted average number of common and common equivalent shares outstanding. A dual presentation of earnings per common share has not been made since there is no significant difference in earnings per share calculated on a primary or fully diluted basis.


ACQUISITIONS

In January 1996, the Company acquired ER-WE-PA, GMBH at a cost of $10,025 subject to audit adjustment. In April 1996, the Company acquired the Hartig line of industrial blow molding systems at a cost of $5,688. The acquisitions have been accounted for using the purchase method and, accordingly, the acquired assets and liabilities have been recorded at their fair values at the dates of acquisition. The excess cost of the purchase price over fair value of net assets acquired in the amount of $9,142 is being amortized over forty years. The operating results of each acquisition are included in the consolidated statements of earnings since the date of acquisition.



BUSINESS SEGMENT DATA
                                         Quarter Ended
                                    June 29,         July 1,
                                     1996             1995

SALES
Specialty chemicals                $ 96,935        $101,229
Specialty process equipment
    and controls                     70,635          74,388

                                   $167,570        $175,617

OPERATING PROFIT
Specialty chemicals                $ 13,039        $ 13,133
Specialty process equipment
    and controls                      6,395          11,043
General corporate expense           ( 2,399)        ( 2,863)
Operating profit                     17,035          21,313
Interest expense                    ( 2,293)        ( 2,034)
Other income                            199              13

Earnings before income taxes       $ 14,941        $ 19,292

                                         Six Months Ended
                                    June 29,         July 1,
                                     1996             1995

SALES
Specialty chemicals                $193,018        $203,771
Specialty process equipment
    and controls                    139,392         140,039
                                   $332,410        $343,810

OPERATING PROFIT
Specialty chemicals                $ 25,830        $ 28,724
Specialty process equipment
    and controls                     13,501          21,100
General corporate expense           ( 5,507)        ( 6,024)
Operating profit                     33,824          43,800
Interest expense                    ( 4,330)        ( 3,602)
Other income                            451             241

Earnings before income taxes       $ 29,945        $ 40,439



Recent Event

Pursuant to an Agreement and Plan of Merger, dated as of April 30, 1996 (the "Merger Agreement"), Crompton has agreed to the merger (the "Merger") of Tiger Merger Corp., a Delaware corporation and a wholly owned subsidiary of Crompton ("Subcorp"), with and into Uniroyal Chemical Corporation, a Delaware corporation ("Uniroyal"), subject to the approval of the transaction by the stockholders of each of Uniroyal and Crompton at special meetings thereof currently scheduled to be held on August 21, 1996. The Board of Directors of Crompton has fixed the close of business on July 9, 1996, as the record date for determination of holders of Crompton Common Stock entitled to notice of and to vote at such meeting of Crompton stockholders.

The Merger will be accounted for on a pooling-of-interests basis and will be consummated on the terms and subject to the conditions set forth in the Merger Agreement (which was filed by Crompton with the Commission as an exhibit to Crompton's Quarterly Report on Form 10-Q for the quarter ended March 30,
1996), pursuant to which, among other things, (i) Subcorp will be merged with and into Uniroyal as a result of which Uniroyal will become a wholly owned subsidiary of Crompton, (ii) each issued and outstanding share (other than shares, if any, held in the treasury of Uniroyal or held by Crompton or any of its subsidiaries, which will be canceled) of common stock, $0.01 par value per share (together with the attached preferred stock purchase rights, "Uniroyal Common Stock"), of Uniroyal will be converted into 0.9577 shares of Crompton Common Stock (with cash in lieu of fractional shares), and (iii) each issued and outstanding share (other than shares, if any, held in the treasury of Uniroyal or held by Crompton or any of its subsidiaries, which will be canceled, and other than shares as to which dissenters' appraisal rights have been perfected) of Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share ("Series A Preferred Stock"), of Uniroyal and of Series B Preferred Stock, par value $0.01 per share ("Series B Preferred Stock," and together with the Series A Preferred Stock, "Uniroyal Preferred Stock"), of Uniroyal will be converted into 6.3850 shares of Crompton Common Stock (with cash in lieu of fractional shares). It is currently anticipated that the Merger will be consummated shortly after the special meetings of Crompton and Uniroyal stockholders, assuming the Merger Agreement and the Merger are approved at such meetings and all other conditions of the Merger have been satisfied or waived.

Crompton, Uniroyal and the Directors of Uniroyal were named as defendants in a purported class action lawsuit (the "Stockholder Action") filed in connection with the proposed Merger in the Court of Chancery, County of New Castle, State of Delaware. Fassbender v. Mazaika, C.A. No. 14980. The Stockholder Action alleged, among other things, that defendant directors breached their fiduciary duties by pursuing the Merger at an allegedly unfair and inadequate price; by agreeing to the proposed Merger without having conducted an "auction process or active market check" or a full and thorough investigation; and by agreeing to the allegedly unfair terms of the Merger. The Stockholder Action was brought on behalf of a purported class of persons consisting of the stockholders of Uniroyal other than defendants.

Counsel for Uniroyal, Crompton and Subcorp and the counsel for plaintiff entered into a memorandum of understanding (the
"Memorandum of Understanding") dated August 5, 1996 in connection with the settlement of the Stockholder Action. Among other things, the Memorandum of Understanding provides that, in full settlement of the claims asserted, (i) the Merger Agreement be amended so as to reduce the fee payable to Crompton upon termination of the Merger Agreement under certain circumstances from $50 million to $35 million, (ii) Uniroyal promptly disseminate to Uniroyal stockholders its third quarter results, (iii) the defendants publicly disclose the proposed settlement by a filing with the Commission and (iv) the plaintiff withdraw his request for a preliminary injunction enjoining consummation of the Merger. The Merger Agreement was amended as of August 7, 1996 to reduce the termination fee as contemplated in the Memorandum of Understanding.

The consummation of the proposed settlement is subject to (i) completion by the plaintiff of discovery, (ii) execution of definitive settlement documents, (iii) notice to members of the plaintiff class and (iv) approval by the Delaware Court of Chancery. In connection with the proposed settlement, the defendants have agreed that they will not oppose plaintiff's counsel's application for an award of fees and expenses not to exceed $350,000 in the aggregate, to be paid by Crompton and/or Uniroyal.

Uniroyal and its directors have denied, and continue to deny, that any of them have committed any violations of law or breaches of duty to plaintiff or any member of the plaintiff class, Uniroyal or its stockholders, or anyone else. The defendants entered into the Memorandum of Understanding in order to eliminate the distraction and expense of further litigation.



             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS




 SECOND QUARTER RESULTS

 Overview

 Consolidated net sales of $167.6 million for the second quarter of 1996 declined 5% from the comparable 1995 period. Net earnings of $9.7 million declined 19% versus the second quarter of 1995. Net earnings per common share of $.20 were 20% lower than the $.25 reported last year.

 Gross margin as a percentage of net sales decreased to 29.1% from 29.5% in the second quarter of 1995 primarily as a result of lower margins in the specialty process equipment and controls segment. Consolidated operating profit of $17.0 million declined 20% from the second quarter of 1995 as the specialty chemicals segment approximated the prior years quarter and the specialty process equipment and controls segment decreased 42%.

 Specialty Chemicals

 The Company's specialty chemicals segment reported sales of $96.9 million which represents a decline of 4% from the second quarter of 1995. The decrease was attributable to the impact of lower selling prices (-3%) and lower unit volume (-1%).

 Domestic dyes sales of $46.9 million declined 5% from the comparable 1995 quarter due to lower selling prices (-4%) and lower unit volume (-1%). International dyes sales of $23.6 million declined 12% versus the second quarter of 1995 primarily as a result of lower selling prices (-4%) and the balance primarily from lower unit volume under a long-term supply agreement. Specialty ingredients sales of $26.5 million rose 7% primarily as a result of increased unit volume. The percentage of sales outside the United States was 26%, versus 28% in the comparable 1995 period.

 Operating profit of $13.0 million approximated the $13.1 million reported in the second quarter of 1995. The percentage of operating profit outside the United States increased to 20% from 15% in the comparable quarter in 1995.





 Specialty Process Equipment and Controls

 The Company's specialty process equipment and controls segment reported sales of $70.7 million, which represents a decrease of 5% from the second quarter of 1995. The decrease was attributable primarily to lower unit volume in the domestic business (as lower demand for U.S. extrusion equipment continued) more than offsetting a 23% increase from acquisitions (primarily ER-WE-PA). Export sales shipped from the U.S. accounted for 16% of total segment sales versus 19% in the comparable period in 1995. International sales increased as a result of the ER-WE-PA acquisition and accounted for 24% of total segment sales versus 6% in the second quarter 1995.

 Operating profit for the second quarter of 1996 declined 42% to $6.4 million primarily attributable to lower unit volume in the higher margin domestic business. International operating profit was not significant in either the second quarter of 1996 or 1995. The order backlog for extruders and related equipment at the end of the second quarter of 1996 amounted to $89 million (including ER-WE-PA backlog of $16 million) compared to $72 million at December 30, 1995.

 Other

 Selling, general and administrative expenses of $27.6 million increased 3% versus the comparable period in 1995 primarily due to the impact of acquisitions. Depreciation and amortization of $4.1 million increased 9% versus 1995 primarily as a result of a higher fixed asset base including acquisitions. Interest expense increased $259 thousand primarily as a result of increased borrowings. Other income increased $186 thousand versus the second quarter of 1995. The effective tax rate of 35.0% decreased from the 37.5% in the comparable 1995 period.


 YEAR-TO-DATE RESULTS

 Overview

 Consolidated net sales of $332.4 million for the first six months of 1996 decreased 3% from the comparable period in 1995. Net earnings of $19.2 million decreased 24% versus the $25.3 million earned in the first half of 1995. Net earnings per common share of $.40 decreased 23% from the $.52 reported last year.

 Gross margin as a percentage of net sales decreased to 29.1% from 30.1% in the comparable 1995 period primarily as a result of lower margins in the specialty process equipment and controls segment. Consolidated operating profit of $33.8 million declined 23% from $43.8 million in the first half of 1995 as specialty chemicals decreased 10% and specialty process equipment and controls decreased 36%.

 Specialty Chemicals

 The Company's specialty chemicals segment reported sales of $193.0 million representing a 5% decrease from $203.8 million in the first six months of 1995. The decrease was primarily attributable to the impact of lower unit volume (-3%) and lower selling prices (-2%).

 Domestic dyes sales of $93.5 million were 8% lower than the first six months of 1995 primarily due to lower unit volume (-5%) and lower selling prices (-3%). International dyes sales of $47.0 million decreased by 9% versus 1995 primarily as an equal result of lower selling prices and lower unit volume. Specialty ingredients sales rose 4% to $52.5 million reflecting primarily increased unit volume. The percentage of sales outside the United States decreased slightly to 26% from 27% for the comparable period in 1995.

 Operating profit of $25.8 million for the first six months of 1996 decreased 10% from 1995. The decrease was attributable primarily to the impact of lower pricing in the domestic dyes business. The percentage of operating profit outside the United States remained the same at 16% from year to year.

 Specialty Process Equipment and Controls

 The Company's specialty process equipment and controls segment reported sales of $139.4 million versus $140.0 million for the first six months of 1995. The slight decline was comprised of a 22% increase attributable to the incremental impact of acquisitions offset primarily by lower unit volume in the domestic business. Export sales shipped from the U.S. accounted for 22% of total segment sales versus 19% in the comparable period in 1995. International sales of $28.2 million increased from $4.7 million in 1995 primarily as a result of the ER-WE-PA acquisition and accounted for 20% of total segment sales versus 3% in the first six months of 1995.

 Operating profit of $13.5 million decreased 36% versus the comparable 1995 period due primarily to the decline in unit volume in the higher margin domestic business. International operating profit was not significant in either the first half of 1996 or 1995.


 Other

 Selling, general and administrative expenses of $54.7 million increased 5% versus the first six months of 1995 primarily due to the impact of acquisitions. Depreciation and amortization of $8.1 million increased 8% versus the 1995 period primarily as a result of a higher fixed capital base including acquisitions. Interest expense of $4.3 million increased $728 thousand primarily as a result of increased borrowings. Other income of $451 thousand increased $210 thousand versus 1995. The effective tax rate of 36.0% decreased from the 37.6% in the comparable 1995 period.


 LIQUIDITY AND CAPITAL RESOURCES

 The June 29, 1996 working capital balance of $130.6 million increased $4.4 million from $126.2 million at year-end 1995.
 The current ratio declined slightly to 1.7 from 1.8 at the end of 1995. Days sales in receivables averaged 63 days in the first half of 1996, versus 55 days for all of 1995, primarily as a result of longer collection periods in the specialty process equipment and controls business. Inventory turnover averaged
 2.8 for the first half of 1996 unchanged from year-end 1995.

 Cash flows from operating activities of $9.0 million increased
 $5.7 million from the first half of 1995 primarily attributable to decreases in working capital requirements partially offset by lower earnings. Cash provided by operations and increased borrowings were used to finance acquisitions, fund capital expenditures and pay cash dividends. The Company's debt to total capital ratio increased to 39% from 34% at year-end 1995. Capital expenditures are expected to approximate $16 million in 1996 primarily for expansion and improvement of operating facilities in the United States and Europe. The Company's long-term liquidity needs including such items as capital expenditures and dividends are expected to be financed from operations.


 INTERNATIONAL OPERATIONS

 The stronger U.S. dollar exchange rate versus the Belgian Franc and French Franc accounted primarily for the reduction of $4.0 million in the accumulated translation adjustment account since year-end 1995. Changes in the balance of this account are primarily a function of fluctuations in exchange rates and do not necessarily reflect either enhancement or impairment of the net asset values or the earnings potential of the Company's foreign operations.

 The Company operates manufacturing facilities in Europe which serve primarily the European market. Exchange rate disruptions between the United States and European currencies, and among European currencies, are not expected to have a material effect on year-to-year comparisons of the Company's earnings.


 RESEARCH AND DEVELOPMENT

 The Company employs about 285 engineers, draftsmen, chemists, and technicians responsible for developing new and improved chemical products and process equipment systems for the industries served by the Company. Often, new products are developed in response to specific customer needs. The Company's process of developing and commercializing new products and product improvements is ongoing and involves many products, no one of which is large enough to significantly impact the Company's results of operations from year-to-year. Research and development expenditures totaled $6.9 million for the first half of 1996 compared to $7.2 million in the comparable 1995 period.

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


PART II.  OTHER INFORMATION:


Item 1.  Legal Proceedings

     Crompton, Uniroyal and the Directors of Uniroyal were named as defendants in a purported class action lawsuit (the "Stockholder Action") filed in connection with the proposed Merger in the Court of Chancery, County of New Castle, State of Delaware. Fassbender v. Mazaika, C.A. No. 14980. The Stockholder Action alleged, among other things, that defendant directors breached their fiduciary duties by pursuing the Merger at an allegedly unfair and inadequate price; by agreeing to the proposed Merger without having conducted an "auction process or active market check" or a full and thorough investigation; and by agreeing to the allegedly unfair terms of the Merger. The Stockholder Action was brought on behalf of a purported class of persons consisting of the stockholders of Uniroyal other than defendants.

     Counsel for Uniroyal, Crompton and Subcorp and the counsel for plaintiff entered into a memorandum of understanding
     (the "Memorandum of Understanding") dated August 5, 1996 in connection with the settlement of the Stockholder Action.
     Among other things, the Memorandum of Understanding provides that, in full settlement of the claims asserted, (i) the Merger Agreement be amended so as to reduce the fee payable to Crompton upon termination of the Merger Agreement under certain circumstances from $50 million to $35 million, (ii) Uniroyal promptly disseminate to Uniroyal stockholders its third quarter results, (iii) the defendants publicly disclose the proposed settlement by a filing with the Commission and (iv) the plaintiff withdraw his request for a preliminary injunction enjoining consummation of the Merger. The Merger Agreement was amended as of August 7, 1996 to reduce the termination fee as contemplated in the Memorandum of Understanding.

     The consummation of the proposed settlement is subject to
     (i) completion by the plaintiff of discovery, (ii) execution of definitive settlement documents, (iii) notice to members of the plaintiff class and (iv) approval by the Delaware Court of Chancery. In connection with the proposed settlement, the defendants have agreed that they will not oppose plaintiff's counsel's application for an award of fees and expenses not to exceed $350,000 in the aggregate, to be paid by Crompton and/or Uniroyal.

     Uniroyal and its directors have denied, and continue to deny, that any of them have committed any violations of law or breaches of duty to plaintiff or any member of the plaintiff class, Uniroyal or its stockholders, or anyone else. The defendants entered into the Memorandum of Understanding in order to eliminate the distraction and expense of further litigation.

Item 5.  Other Information

     Pursuant to an Agreement and Plan of Merger, dated as of April 30, 1996 (the "Merger Agreement"), Crompton has agreed to the merger (the "Merger") of Tiger Merger Corp., a Delaware corporation and a wholly owned subsidiary of Crompton ("Subcorp"), with and into Uniroyal Chemical Corporation, a Delaware corporation ("Uniroyal"), subject to the approval of the transaction by the stockholders of each of Uniroyal and Crompton at special meetings thereof currently scheduled to be held on August 21, 1996. The Board of Directors of Crompton has fixed the close of business on July 9, 1996, as the record date for determination of holders of Crompton Common Stock entitled to notice of and to vote at such meeting of Crompton stockholders.

     The Merger will be accounted for on a pooling-of-interests basis and will be consummated on the terms and subject to the conditions set forth in the Merger Agreement (which was filed by Crompton with the Commission as an exhibit to Crompton's Quarterly Report on Form 10-Q for the quarter ended March 30, 1996), pursuant to which, among other things, (i) Subcorp will be merged with and into Uniroyal as a result of which Uniroyal will become a wholly owned subsidiary of Crompton, (ii) each issued and outstanding share (other than shares, if any, held in the treasury of Uniroyal or held by Crompton or any of its subsidiaries, which will be canceled) of common stock, $0.01 par value per share (together with the attached preferred stock purchase rights, "Uniroyal Common Stock"), of Uniroyal will be converted into 0.9577 shares of Crompton Common Stock (with cash in lieu of fractional shares), and (iii) each issued and outstanding share (other than shares, if any, held in the treasury of Uniroyal or held by Crompton or any of its subsidiaries, which will be canceled, and other than shares as to which dissenters' appraisal rights have been perfected) of Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share ("Series A Preferred Stock"), of Uniroyal and of Series B Preferred Stock, par value $0.01 per share ("Series B Preferred Stock," and together with the Series A Preferred Stock, "Uniroyal Preferred Stock"), of Uniroyal will be converted into 6.3850 shares of Crompton Common Stock (with cash in lieu of fractional shares). It is currently anticipated that the Merger will be consummated shortly after the special meetings of Crompton and Uniroyal stockholders, assuming the Merger Agreement and the Merger are approved at such meetings and all other conditions of the Merger have been satisfied or waived.
Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits:

         Number              Description

         (11)      Statement Re Computation of
                   Per Share Earnings

         (27)*     Financial Data Schedule

    (b) No reports on Form 8-K were filed during the quarter for which this report is filed.





    * A copy of this Exhibit is annexed to this report on Form
10-Q provided to the Securities and Exchange Commission and the New York Stock Exchange.

                           SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                CROMPTON & KNOWLES CORPORATION
                                                  (Registrant)




August 12, 1996                By: /s/ Charles J. Marsden
                                   Charles J. Marsden
                                   Vice President-Finance and
                                   Chief Financial Officer

August 12, 1996                By: /s/ John T. Ferguson II
                                   John T. Ferguson II
                                   General Counsel and Secretary