Form 10-Q
period 1996-09-28
CROMPTON & KNOWLES CORP
filed 1996-11-12
CIK 25757

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549


                             FORM 10-Q


(Mark One)
X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 28, 1996

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

         Class                    Outstanding at October 16, 1996
Common Stock, $.10 par value             72,755,490 shares


                CROMPTON & KNOWLES CORPORATION
                          FORM 10-Q
                FOR QUARTER ENDED SEPTEMBER 28, 1996



                             INDEX




 PART I.     FINANCIAL INFORMATION:

 Item 1.     Condensed Financial Statements and
             Accompanying Notes

             .  Consolidated Statements of Operations
                (unaudited) - Quarters and nine months
                 ended September 28, 1996 and September 30, 1995

             .  Consolidated Balance Sheets - September 28, 1996
                (unaudited) and Year end 1995

             .  Consolidated Statements of Cash Flows
                (unaudited) - Nine months ended
                 September 28, 1996 and September 30, 1995

             .  Notes to the Consolidated Financial
                Statements - Quarter ended September 28, 1996
                (unaudited)


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





                                                                  UNAUDITED
CROMPTON & KNOWLES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
Quarters and nine months ended September 28, 1996 and September 30, 1995 (In thousands, except per share data)

                                 Quarters ended         Nine months ended
                               Sept.28,   Sept.30,    Sept.28,     Sept.30,
                               1996       1995        1996         1995


 Net sales                     $ 468,391  $ 453,819   $ 1,398,492  $ 1,370,555

 Cost of products sold           303,834    296,930       894,041      873,932
 Selling, general and admin.      72,524     74,007       212,241      209,383
 Depreciation and amortization    21,129     21,144        63,477       61,122
 Research and development         14,043     14,424        40,116       38,818
 Merger and related costs         85,000         -         85,000           -
 Special environmental provision  30,000         -         30,000           -

   Operating profit (loss)       (58,139)    47,314        73,617      187,300
 Interest                         28,792     28,203        86,818       89,182
 Other expense(income)              (483)       572          (762)      (4,024)

 Earnings(loss) before income
   taxes and extraordinary loss  (86,448)    18,539       (12,439)     102,142
 Provision(benefit)
   for income taxes              (16,876)     6,727        11,603      (41,154)

 Earnings(loss) before
   extraordinary charge          (69,572)    11,812       (24,042)     143,296

 Extraordinary loss on early
   extinguishment of debt             -          -           (441)      (8,279)

 Net earnings(loss)            $ (69,572) $  11,812   $   (24,483) $   135,017

 Per common share:
 Earnings(loss) before
   extraordinary charge        $   (.97)  $    .16    $     (.34)  $     2.08
 Extraordinary loss                   -          -             -         (.12)

 Net earnings (loss)           $   (.97)  $    .16    $     (.34)  $     1.96

 Dividends per common share    $      -   $   .135    $      .27   $      .39

 Average shares outstanding       72,140     72,256        71,747       68,945


 See accompanying notes to consolidated financial statements.


                                            September 28, 1996 UNAUDITED

CROMPTON & KNOWLES CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
September 28, 1996 and Year End 1995
(In thousands of dollars)

                                            September 28,       Year End
                                               1996               1995
  ASSETS
  CURRENT ASSETS
  Cash                                    $     16,833       $     30,437
  Accounts receivable                          294,608            271,989
  Inventories                                  344,803            332,493
  Other current assets                          79,631             62,110
      Total current assets                     735,875            697,029
  NON-CURRENT ASSETS
  Property, plant and equipment                504,937            524,463
  Cost in excess of acquired net assets        189,604            185,648
  Other assets                                 238,723            248,705
                                          $  1,669,139       $  1,655,845

  LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES
  Current installments of long-term debt  $     11,568       $     11,434
  Notes payable                                 12,297             93,744
  Accounts payable                             143,818            144,241
  Accrued expenses                             169,689            125,064
  Income taxes payable                          31,844             32,897
  Other current liabilities                     18,766             13,274
      Total current liabilities                387,982            420,654
  NON-CURRENT LIABILITIES
  Long-term debt                             1,036,228            974,156
  Accrued postretirement liability             186,311            187,972
  Other liabilities                            155,680            132,248

  STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock                                   7,708              7,708
  Additional paid-in capital                   229,529            227,401
  Accumulated deficit                         (259,165)          (213,347)
  Accumulated translation adjustment           (21,485)           (12,168)
  Treasury stock at cost                       (48,196)           (62,972)
  Deferred compensation                         (1,740)            (2,190)
  Pension liability adjustment                  (3,713)            (3,617)
      Total stockholders' deficit              (97,062)           (59,185)

                                          $  1,669,139       $  1,655,845



  See accompanying notes to consolidated financial statements.



                                                              UNAUDITED
CROMPTON & KNOWLES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Nine months ended  September 28, 1996 and September 30, 1995
(In thousands of dollars)



                                                      Sept. 28,   Sept. 30,
Increase (decrease) to cash                             1996        1995
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings (loss)                               $ (24,483)  $  135,017
  Adjustments to reconcile net earnings
    to net cash provided by operations:
  Depreciation and amortization                        63,477       61,122
  Noncash interest                                     12,515       13,344
  Deferred taxes                                      (10,598)     (70,894)
  Other                                                 4,764        1,315
  Changes in assets and liabilities, net               47,679      (31,861)
    Net cash provided by operations                    93,354      108,043

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisitions                                        (15,713)     (84,279)
  Capital expenditures                                (29,107)     (75,222)
  Other investing activities                           (3,429)      (6,382)
    Net cash used by investing activities             (48,249)    (165,883)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of common stock, net              14,150      146,626
  Proceeds (payments) on long-term borrowings, net     47,748     (135,992)
  Proceeds (payments) on short-term borrowings, net   (96,889)      52,670
  Dividends paid                                      (12,967)     (18,733)
  Other financing activities                            2,122       (8,167)
    Net cash provided (used) by financing activities  (45,836)      36,404

CASH
  Effect of exchange rates on cash                        603         (982)
  Change in cash                                         (128)     (22,418)
  Fiscal year end cash adjustment                     (13,476)     (68,326)
  Cash at beginning of period                          30,437      123,176
  Cash at end of period                             $  16,833   $   32,432




See accompanying notes to consolidated financial statements.



CROMPTON & KNOWLES CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
Quarter Ended September 28, 1996
(In thousands of dollars)



PRESENTATION OF CONSOLIDATED FINANCIAL STATEMENTS

On August 21, 1996, the Company merged with Uniroyal Chemical Corporation ("Uniroyal") in a common stock transaction that was accounted for on a pooling-of-interests basis. A total of 23,715,181 shares of the Company's common stock were exchanged for all of Uniroyal's outstanding common and preferred shares. The accompanying consolidated financial statements include the accounts of both companies and all information has been restated to reflect the combined operations of both companies. The results of operations previously reported by the Company and Uniroyal for the six months ended through June, 1996 are as follows:

                                 Net Sales       Net Earnings

Company                           $332,410          $19,180
Uniroyal                           597,691           25,909

                                  $930,101          $45,089

Because of differing fiscal year ends, the balance sheet for year-end 1995 includes the Company as of December 30, 1995 and Uniroyal as of October 1, 1995. The consolidated statements of operations and cash flows reflect the combined results of both companies for the actual three-month and nine-month periods indicated in such statements. Accordingly, Uniroyal's net loss for its first fiscal quarter ended December 31, 1995 of $8,368 has been charged to shareholders' equity and Uniroyal's change in cash for such quarter and the comparable quarter of 1994 have been reflected as fiscal year-end cash adjustments in the consolidated statements of cash flows.

The information included in the foregoing consolidated financial statements is unaudited but reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.

Included in accounts receivable are allowances for doubtful accounts of $6,567 in 1996 and $6,142 at year end 1995.

Accumulated depreciation amounted to $349,223 in 1996 and $311,082 at year end 1995.

Accumulated amortization of cost in excess of acquired net assets amounted to $35,413 in 1996 and $29,562 at year end 1995.

Cash payments during the nine months ended September 28, 1996 and September 30, 1995 include interest of $68,872 and $71,119 and income taxes of $18,805 and $26,434, respectively.

It is suggested that the interim consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's and Uniroyal's
1995 Annual Reports on Form 10-K.

CAPITAL STOCK

As of September 28, 1996, there are 77,076,253 common shares issued at $.10 par value, of which 4,321,763 shares were held in the treasury.


INVENTORIES

Components of inventories are as follows:

                                   Sept. 28,       Year end,
                                     1996             1995

Finished goods                     $222,276        $218,440
Work in process                      45,415          37,753
Raw materials and supplies           77,112          76,300

                                   $344,803        $332,493


EARNINGS (LOSS) PER COMMON SHARE

The computation of loss per common share for the quarter and nine months ended September 28, 1996 is based on the weighted average number of common shares outstanding. Common stock equivalents have been excluded because they are antidilutive for such periods. The computation of earnings per common share for the quarter and nine months ended September 30, 1995 is based on the weighted average number of common shares outstanding and common stock equivalents. A dual presentation of earnings (loss) per common share has not been made since there is no significant difference in earnings per share calculated on a primary or fully diluted basis.



DEBT

In August 1996, the Company entered into a revolving credit agreement in the amount of $600,000 of which $300,000 is available to the Company and $300,000 to Uniroyal. The agreement extends through August, 2001 and is secured in the case of Uniroyal's borrowings by a security interest in Uniroyal's accounts receivable and inventory. The agreement calls for interest based upon various options including a spread over LIBOR that varies according to certain debt ratios for the trailing four fiscal quarters and is currently at .875% over LIBOR. Borrowings under the revolving credit agreement amounted to $150,600 at September 28, 1996 and have an interest rate of 6.3%.


MERGER AND RELATED COSTS

Merger and related costs included in the consolidated statement of operations comprise principally severance and other personnel costs of $37,600, investment banking fees of $12,500, legal fees of $9,700, debt related fees of $8,300, facility consolidation costs of $6,400 and other costs of $10,500.


PROVISION FOR ENVIRONMENTAL COSTS

In the quarter ended September 28, 1996, the Company recorded a special provision for environmental costs in the amount of $30,000. The provision reflects the Company's evaluation, based on current information, of its obligation for environmental remediation activities. At September 28, 1996, the Company's reserves for such environmental liabilities amounted to $95,000.







BUSINESS SEGMENT DATA

                                         Quarter Ended
                                  Sept. 28,       Sept. 30,
                                     1996            1995
SALES
Specialty Chemicals              $  395,684      $  387,240
Specialty Equipment and Controls     72,707          66,579

  Total net sales                $  468,391      $  453,819

OPERATING PROFIT (LOSS)
Specialty Chemicals              $   57,939      $   43,372
Specialty Equipment and Controls      4,605           9,697
Merger and related costs          (  85,000)              -
Special environmental provision   (  30,000)              -
General corporate expense         (   5,683)       (  5,755)

  Total operating profit (loss)  $(  58,139)     $   47,314



                                      Nine Months Ended
                                  Sept. 28,       Sept. 30,
                                     1996            1995
SALES
Specialty Chemicals              $1,186,393      $1,163,937
Specialty Equipment and Controls    212,099         206,618

  Total net sales                $1,398,492      $1,370,555

OPERATING PROFIT
Specialty Chemicals              $  187,354      $  173,647
Specialty Equipment and Controls     18,106          30,797
Merger and related costs            (85,000)              -
Special environmental provision     (30,000)              -
General corporate expense           (16,843)       ( 17,144)

  Total operating profit         $   73,617      $  187,300



             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS



 THIRD QUARTER RESULTS

 Overview

 In August 1996, the Company merged with Uniroyal Chemical Corporation ("Uniroyal") in a common stock transaction that was accounted for on a pooling-of-interests basis. Accordingly, the consolidated financial information for all periods presented includes the combined accounts and results of operations of both the Company and Uniroyal.

 Consolidated net sales of $468.4 million for the third quarter of 1996 increased 3% from the comparable 1995 period due principally to the impact of acquisitions, primarily the German machinery business of Klockner ER-WE-PA GmbH acquired in January, 1996. International sales, including U.S. exports, increased as a percentage of total sales to 42% from 37% in the third quarter of 1995.

 The net loss of $69.6 million, or $.97 per common share, for the third quarter of 1996 compares to from net earnings of $11.8 million, or $.16 per common share, reported for the third quarter of 1995. The 1996 results include merger and related costs of $85.0 million ($68.1 million after-tax) and a special environmental provision of $30.0 million ($18.5 million after-tax). The 1995 results include a charge of $5.0 million ($3.3 million after-tax) relating to a cost reduction program.
 Adjusting for these items in both periods, earnings for the third quarter of 1996 would be $17.0 million, or $.24 per common share, compared to $15.1 million, or $.21 per common share, for the third quarter of 1995.

 Gross margin as a percentage of net sales increased to 35.1% from 34.6% in the third quarter of 1995 as a result of improved margins in all of the major business lines within the specialty chemicals segment except dyes. Consolidated operating profit, before merger and related costs of $85.0 million and a special environmental provision of $30.0 million, increased 9% to $56.9 million from $52.3 million in the prior year after adjustment for a charge of $5.0 million relating to a cost reduction program in 1995. All of the increase in consolidated operating profit is attributable to the specialty chemicals segment.


 Specialty Chemicals

 The Company's specialty chemicals segment reported sales of $395.7 million representing a 2% increase from the third quarter of 1995, primarily as a result of increased unit volume. An analysis of sales by major product class within the specialty chemicals segment follows.

 Chemicals and polymers sales of $124.1 million rose 2% from the 1995 third quarter attributable in part to higher selling prices for rubber chemicals implemented earlier in the year. In addition, increased volume in nitrile rubber contributed to the sales increase and more than offset lower EPDM sales attributable to lower pricing.

 Crop protection sales of $102.2 million were 1% lower versus the third quarter of 1995 primarily attributable to lower unit volume of insecticide sales resulting from low cotton infestation levels in the United States. International and seed treatment sales continued strong in the quarter.

 Specialty sales of $77.3 million increased 11% from the 1995 third quarter primarily due to improved market share, strong demand for lubricant additives and continued growth in the international markets for urethane prepolymers.

 Dyes sales of $65.6 million declined 1% from the comparable 1995 quarter due primarily to lower selling prices of approximately
 3% offset in part by higher unit volume.

 Specialty ingredients sales of $26.5 million rose 2% primarily as a result of increased unit volume.

 Operating profit of $57.9 million in the third quarter of 1996 increased 20% versus $48.4 million in the prior year before a charge of $5.0 million relating to a cost reduction program in 1995. The improvement in operating profit resulted from an increase in unit volume, lower operating costs and improved product mix.

 Specialty Process Equipment and Controls

 The Company's specialty process equipment and controls segment reported sales of $72.7 million, representing a 9% increase from the third quarter of 1995. Approximately 19% was attributable to the incremental impact of acquisitions, primarily ER-WE-PA in Germany, offset partially by 4% from lower selling prices and 6% from lower unit volume reflecting primarily reduced domestic demand for extrusion systems.

 Operating profit for the third quarter of 1996 declined 53% to $4.6 million primarily attributable to lower selling prices and lower unit volume in the higher margin domestic business. The order backlog for extruders and related equipment at the end of the third quarter of 1996 amounted to $95 million (including ER-WE-PA backlog of $16 million) compared to $72 million at December 30, 1995.

 Other

 Selling, general and administrative expenses of $72.5 million decreased 2% due primarily to the cost reduction program charge of $5.0 million included in the third quarter of 1995, plus the benefits of that program in 1996, offset in part by the impact of acquisitions and inflation. Depreciation and amortization of $21.1 million approximated the 1995 third quarter. Research and development cost of $14.0 million decreased slightly from the third quarter of 1995.

 Merger and related costs of $85.0 million comprise principally severance and other personnel costs of $37.6 million, investment banking fees of $12.5 million, legal fees of $9.7 million, debt related fees of $8.3 million, facility consolidation costs of $6.4 million and other costs of $10.5 million.

 The special environmental provision of $30.0 million reflects the Company's evaluation, based on current information, of its obligation for environmental remediation activities. At
 September 28, 1996, the Company's reserves for such environmental liabilities totaled $95.0 million.

 Interest expense of $28.8 million was slightly higher than the comparable 1995 period. Other income of $483 thousand compares to $572 thousand of other expense in the third quarter of 1995. The effective tax rate excluding the tax impact of merger and related costs ($16.9 million) and the special environmental provision ($11.5 million) was 40.2% versus 36.3% in the comparable 1995 period.


 YEAR-TO-DATE RESULTS

 Overview

 Consolidated net sales of $1.4 billion for the first nine months of 1996 increased 2% from the comparable period in 1995. The increase is primarily attributable to the impact from acquisitions of 4% offset in part primarily by unit volume. The acquisitions include primarily the worldwide crop protection business of Solvay Duphar B.V. acquired in March of 1995 and the German extrusion machinery business of ER-WE-PA acquired in January of 1996. International sales, including U.S. exports, increased as a percentage of total sales to 41% from 36% for the nine months of 1995.

 The net loss of $24.5 million, or $.34 per common share, for the first nine months of 1996 compares to net earnings of $135.0 million, or $1.96 per common share, for the comparable 1995 period. The 1996 results include merger and related costs of $85.0 million ($68.1 million after-tax), a special environmental provision of $30.0 million ($18.5 million after-tax) and an extraordinary charge of $.5 million. The 1995 results include special tax credits of $78.9 million, an extraordinary charge of $8.3 million and other special income, net of $7.4 million ($4.4 million after-tax). Adjusting for these items in both periods, earnings for the nine months of 1996 would be $62.6 million, or $.87 per common share, compared to $60.0 million, or $.87 per common share, for the nine months of 1995.

 Gross margin as a percentage of net sales of 36.1% declined slightly from the 36.2% in the comparable period in 1995. Consolidated operating profit, before merger and related costs of $85.0 million and a special charge for environmental costs of $30.0 million, increased 3% to $188.6 million from $182.4 million in the prior year after adjustment for certain special income, net of $4.9 million in 1995. All of the increase in the consolidated operating profit is attributable to the specialty chemicals segment.

 Specialty Chemicals

 The Company's specialty chemicals segment reported sales of $1.2 billion representing a 2% increase from the comparable 1995 period. The increase is primarily attributable equally to the impact of acquisitions and improved pricing. An analysis of sales by major product class within the specialty chemicals segment follows.

 Chemicals and polymers sales of $374.1 million increased 2% from the first nine months of 1995 primarily attributable to improved selling prices in rubber chemicals and increased unit volume for nitrile rubber, partially offset by lower unit volume and pricing in the EPDM business.

 Crop protection sales of $304.5 million increased 5% from the comparable 1995 period due primarily to the acquisition of the crop protection business of Solvay Duphar B.V. in March of 1995. Lower insecticide sales due to lower infestation levels in the U.S. were offset primarily by increases in international sales and sales of seed treatment products.

 Specialties sales of $222.6 million increased 5% from the nine month period of 1995 primarily attributable to higher unit volume of urethane prepolymers and lubricant additives.

 Dyes sales of $206.2 million declined 6% from the first nine months of 1995 attributable primarily to lower selling prices of approximately 4% and lower unit volume.

 Specialty ingredients sales of $79.0 million increased 4% from the first nine months of 1995 primarily attributable to increased unit volume.

 Operating profit of $187.4 million for the first nine months of 1996 increased 11% versus $168.7 million in the prior year before certain special income, net, of $4.9 million in 1995.
 The improvement in operating profit resulted from an increase in unit volume, lower operating costs and improved product mix.

 Specialty Process Equipment and Controls

 The Company's specialty process equipment and controls segment reported sales of $212.1 million representing a 3% increase from the 1995 nine month period. Approximately 21% was attributable to the incremental impact of acquisitions, primarily ER-WE-PA in Germany, offset partially by 16% from lower unit volume reflecting primarily reduced domestic demand for extrusion systems and 2% from lower selling prices.

 Operating profit of $18.1 million decreased 41% versus the comparable 1995 period due primarily to lower selling prices and lower unit volume in the domestic business.

 Other

 Selling, general and administrative expenses of $212.2 million increased 1% versus the comparable period in 1995 due primarily to the impact of acquisitions and inflation offset in part by the cost reduction program charge of $5.0 million in 1995 and the benefits of that program in 1996. Depreciation and amortization of $63.5 million increased 4% versus the 1995 period primarily as a result of a higher fixed asset base including acquisitions. Research and development cost of $40.1 million increased 3% from the comparable period in 1995 primarily as a result of the impact of acquisitions and inflation.

 Interest expense of $86.8 million decreased 3% from 1995 primarily due to lower levels of indebtedness. Other income of $762 thousand decreased $3.3 million versus 1995 primarily due to lower interest income in 1996 and special licensing income reported in the prior year. The effective tax rate, excluding the tax impact of merger and related costs ($16.9 million) and a special charge for environmental costs ($11.5 million), was 39.0% versus 36.9% in the comparable 1995 period after adjustment for special tax credits of $78.9 million in 1995.


 LIQUIDITY AND CAPITAL RESOURCES

 The September 28, 1996 working capital balance of $347.9 million increased $71.5 million from $276.4 million at year end 1995. The current ratio increased to 1.9 from 1.7 at the end of 1995 primarily attributable to the decrease in notes payable. Days sales in receivables averaged 54 days for the first nine months
 of 1996 versus 55 days for all of 1995.   Inventory turnover
 averaged 3.4 for the first nine months of 1996 versus 3.3 for all of 1995.

 Net cash provided by operations of $93.4 million decreased $14.7 million from the first nine months of 1995 primarily as a result of lower net earnings due to special charges. Net cash provided by operations and proceeds from the sale of common stock were used principally to finance acquisitions, fund capital expenditures, reduce indebtedness and pay cash dividends. The current dividend payout has been reduced to $.05 per share payable annually in May. The Company's debt to total capital percentage increased to 110% from 106% at year end 1995.

 Capital expenditures are expected to approximate $40 million in 1996 primarily for replacement needs and improvement of domestic and foreign facilities. The Company's long-term liquidity needs including such items as capital expenditures and debt repayments are ultimately expected to be financed from future operations.

 In August 1996, the Company entered into a revolving credit agreement in the amount of $600 million of which $300 million is available to the Company and $300 million to Uniroyal. The agreement extends through August, 2001 and is secured in the case of Uniroyal's borrowings by a security interest in Uniroyal's accounts receivable and inventory. The agreement calls for interest based upon various options including a spread over LIBOR that varies according to certain debt ratios for the trailing four fiscal quarters and is currently at .875% over LIBOR. Borrowings under the revolving credit agreement amounted to $151 million at September 28, 1996 and bore an interest rate of 6.3%.




 ENVIRONMENTAL MATTERS

 The Company is involved in claims, litigation, administrative proceedings and investigations of various types in several jurisdictions. A number of such matters involve claims for a material amount of damages and relate to or allege environmental liabilities, including clean-up costs associated with hazardous waste disposal sites, natural resource damages, property damage and personal injury. The Company and some of its subsidiaries have been identified by federal, state or local governmental agencies, and by other potentially responsible parties (each a "PRP") under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, or comparable state statutes, as a PRP with respect to costs associated with waste disposal sites at various locations in the United States. In addition, the Company is involved with environmental remediation and compliance activities at some of its current and former sites in the United States and abroad.

 Each quarter, the Company evaluates and reviews estimates for future remediation and other costs to determine appropriate environmental reserve amounts. For each site a determination is made of the specific measures that are believed to be required to remediate the site, the estimated total cost to carry out the remediation plan, the portion of the total remediation costs to be borne by the Company and the anticipated time frame over which payments toward the remediation plan will occur. As a result of current information and analysis, the Company recorded a special provision in the amount of $30.0 million during the third quarter of 1996 for environmental remediation activities. As of September 28, 1996, the Company's reserves for such environmental liabilities totaled $95.0 million. These estimates may subsequently change should additional sites be identified, further remediation measures be required or undertaken, the interpretation of current laws and regulations be modified or additional environmental laws and regulations be enacted.

 The Company intends to assert all meritorious legal defenses and all other equitable factors which are available to it with respect to the above matters. The Company believes that the resolution of these environmental matters will not have a material adverse effect on the consolidated financial position of the Company. While the Company believes it is unlikely, the resolution of these environmental matters could have a material adverse effect on the Company's consolidated results of operation in any given year if a significant number of these matters are resolved unfavorably.


PART II.  OTHER INFORMATION:

Item 4.   Submission of Matters to a Vote of Security Holders

    (a)  A Special Meeting of the Crompton & Knowles
         Stockholders was held on August 21, 1996.

    (b) Proxies for the Special Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of
         1934.

    (c) A brief description of the matter submitted to a vote at the Special Meeting, and the results of voting, are as follows:

         Approval and adoption of the Agreement and Plan of Merger, dated as of April 30, 1996 (the "Merger Agreement"), by and among the Company, Uniroyal Chemical Corporation, a Delaware corporation("Uniroyal"), and Tiger Merger Corp., a Delaware corporation and a wholly owned subsidiary of the Company, and the transactions contemplated thereby, which will also constitute approval of an amendment to Crompton's 1988 Long Term Incentive Plan to increase the number of shares of Crompton common stock, par value $0.10 per share, reserved for issuance thereunder by 6,000,000 shares, as fully described in the Joint Proxy Statement/Prospectus relating thereto.

                                                  Abstained/
           For                  Against           Withheld

      32,176,169 Shares      1,567,754 Shares       275,528





Item 6. Exhibits and Reports on Form 8-K

    (a) Exhibits:

        Number                        Description

        (4)* Credit Agreement dated as of August 21, 1996, among the Registrant and four subsidiaries as borrowers, 15 initial lenders, 2 initial issuing banks, Citicorp Securities, Inc. as Arranger and Citicorp USA, Inc. as Agent and The Chase Manhattan Bank as Managing Agent.

        (11)      Statement Re Computation of Per Share Earnings

        (27)*     Financial Data Schedule

    (b) A report on Form 8K was filed by Crompton & Knowles
        Corporation on August 21, 1996.

        * A copy of this Exhibit is annexed to this report on Form 10Q provided to the Securities and Exchange
          Commission and the New York Stock Exchange.

                             SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              CROMPTON & KNOWLES CORPORATION
                                   (Registrant)

November 12, 1996          By:   /s/Charles J. Marsden
                                 Charles J. Marsden
                                 Senior Vice President - Finance
                                 (Principal Financial Officer)


November 12, 1996          By:   /s/John T. Ferguson II
                                 Vice President,
                                 General Counsel and Secretary