Form 10-K
period 1996-12-28
CROMPTON & KNOWLES CORP
filed 1997-03-28
CIK 25757

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                           FORM 10-K
(Mark One)
x    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 28, 1996

                          OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from             to

                   Commission File No. 1-4663

                 Crompton & Knowles Corporation
     (Exact name of registrant as specified in its charter)

     Massachusetts                        04-1218720

     (State or other                    (I.R.S. Employer
     jurisdiction                       Identification No.)
     of incorporation
     or organization)

     One Station Place, Metro Center
     Stamford, Connecticut                    06902
     (address of principal                  (Zip Code)
     executive offices)

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

     The aggregate market value of the voting stock held by non-affiliates of the registrant, computed as of February 28, 1997, was $1,341,609,190.

     The number of shares of Common Stock of the registrant outstanding as of February 28, 1997 was 72,961,866.

               DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Stockholders for
fiscal year ended December 28, 1996  ........ Parts I, II and IV
Proxy Statement for Annual Meeting
of Stockholders on April 29, 1997    ........      Part III



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

     The Corporation expanded its specialty chemical business in 1988 with the acquisitions of Ingredient Technology Corporation, a leading supplier of ingredients for the food and pharmaceutical industries, and Townley Dyestuffs Auxiliaries Company, Ltd., one of the largest independent suppliers of dyes for Great Britain's textile and paper industries. The Corporation made two acquisitions in calendar year 1990, acquiring the business and certain assets and liabilities of Atlantic Industries, Inc., a domestic dye manufacturer, and APV Chemical Machinery, Inc., which manufactured the Sterling line of extruders, extrusion systems and industrial blow molding equipment for the plastics industry. In 1991, the Corporation acquired a wire and cable equipment business from Clipper Machines, Inc. In 1992, the Corporation acquired a pre-metallized dyes business and facility located in Oissel, France. The Corporation made two acquisitions in 1994, the Egan Machinery plastics extrusion, precision coating and cast and blown film equipment business and the plastics and rubber extrusion machinery and parts and after-market services business of McNeil & NRM, Inc. Since January 1995, the
Corporation's textile dyes and chemicals business and its specialty process equipment and controls business have been conducted by Crompton & Knowles Colors Incorporated and Davis-Standard Corporation, respectively, wholly owned subsidiaries of the Corporation. In 1995, the Corporation acquired the plastics and rubber extrusion business of McNeil Akron Repiquet SARL, including a manufacturing facility located in Dannemarie, France, and Killion Extruders, Inc., a producer of precision laboratory and small scale extrusion systems in Cedar Grove, New Jersey. In January 1996, the Corporation acquired Klockner ER-WE-PA GmbH, a manufacturer of extrusion coating, cast film and plastic extrusion equipment located in Erkrath, Germany. In April 1996, the Corporation acquired the Hartig line of plastic blow molding machines from Battenfeld Gloucester Engineering Co.

     In August 1996, Uniroyal Chemical Corporation ("UCC") was merged into and became a wholly owned subsidiary of the
Corporation.   UCC has no operations, and its sole material asset
is the capital stock of Uniroyal Chemical Company, Inc. ("Uniroyal"). Uniroyal is a multinational manufacturer of specialty chemical products, including specialty elastomers, rubber chemicals, crop protection chemicals and additives for the plastics and lubricants industries. Uniroyal's products are currently marketed in approximately 120 countries and serve a wide variety of end use markets including agriculture, petrochemical, automotive, tires, hoses, plastics, appliances, lubricants, construction, recreation and mining.

    Information as to the sales, operating profit, and identifiable assets attributable to each of the Corporation's business segments during each of its last three fiscal years is set forth in the Notes to Consolidated Financial Statements on page 34 of the Corporation's 1996 Annual Report to Stockholders, and such information is incorporated herein by reference.

Products and Services

The principal products and services offered by the Corporation are described below.


                   SPECIALTY CHEMICALS

Chemicals & Polymers

     Chemicals & Polymers, the Corporation's largest business with net sales for fiscal 1996 of $493.7 million, has three principal product lines: rubber chemicals, Royalene(R) EPDM rubber and Paracril(R) Nitrile Rubber.

     The rubber chemicals product line contains over 100 different chemicals for use in processing rubber. Those products include accelerators, antioxidants, antiozonants, chemical foaming agents and waxes. Accelerators are used for curing natural and synthetic rubber, and have a wide range of activation temperatures, curing ranges and use forms. Antiozonants protect rubber compounds from flex cracking and ozone, oxygen and heat degradation. Antioxidants provide rubber compounds with protection against oxygen, light and heat. Blowing agents produce gas by thermal decomposition or via a chemical reaction with other components of a polymer system and are mixed with rubber to produce sponge rubber products. Waxes inhibit static atmospheric ozone cracking in rubber. Tire manufacturers accounted for approximately 60% of the Corporation's rubber chemical sales in fiscal 1996 with the balance of the sales to numerous manufacturers of hoses, belting, sponge and a wide variety of other engineered rubber products.

     Uniroyal produces and markets approximately 30 different ethylene-propylene-diene rubber ("EPDM") polymer variations.
EPDM is popularly known as "crackless rubber" because of its ability to withstand sunlight and ozone without cracking. EPDM's applications include single ply roofing, automobile, garden and radiator hoses, electrical insulation, tire sidewalls, mechanical seals and gaskets, sponge rubber seals for automobile doors, oil additives, and plastic modifiers.

     Nitrile rubber polymers, produced and marketed by Uniroyal under the Paracril(R) trademark, are resistant to most types of oils. Paracril(R) nitrile rubber is produced in 22 different variations to meet specific end use requirements in automotive hoses, seals, rings, printing rolls, insulation and many other products exposed to oil.

     Net sales of rubber chemicals during fiscal 1996, 1995 and 1994 were 16.8%, 16.2% and 17.2% of the Corporation's net sales,
respectively.   The Corporation believes it is the second largest
supplier of rubber chemicals in the world, the third largest supplier of EPDM polymers in the world, and the largest supplier of EPDM polymers in North America. Uniroyal's success in this business has been due to several factors, including product performance, effective technical assistance and outstanding customer service which have earned Uniroyal a reputation for excellence and strong customer loyalty.

     The Chemicals & Polymers business' products are predominantly sold by a direct common sales force to a generally overlapping customer base. The sales force is supported by a highly qualified staff of technical service specialists with extensive field and operational experience. Strong customer relations and market knowledge result from this direct sales effort. In certain geographic areas outside the United States, the Chemicals and Polymers business' products are sold through distributors.

Crop Protection

     The Crop Protection business manufactures and markets a wide variety of agricultural chemicals for many major food crops, including grains, fruits, nuts and vegetables, and many non-food crops, such as tobacco, cotton, turf, flax and ornamental plants. The business focuses its efforts mainly on products used on high value cash crops, such as vegetables, nuts, citrus and tree and vine fruits as opposed to commodity crops such as soybeans and corn. The Crop Protection business had net sales for fiscal 1996 of $353.3 million.

     The Crop Protection business offers four major crop protection chemical product lines: fungicides;
miticides/insecticides; growth regulants and herbicides. Each product line is composed of numerous formulations for specific crops and geographic regions.

     The Corporation has a substantial presence in its targeted segments of the agrichemicals market due to its strategy of focusing research, product development, and sales and marketing on highly profitable market niches which are less sensitive to competitive pricing pressures than commodity segments of the market. While the products of the Crop Protection business represent a relatively small percentage of the grower's overall costs, these products are often critical to the success or failure of the crops being treated. In addition, product line extensions, attention to application effectiveness and customer service are important factors in developing strong customer loyalty.

     The Corporation is also a leading producer and marketer of seed treatment chemicals and, through Gustafson, Inc. ("Gustafson"), a wholly owned subsidiary, is a leading producer of seed treatment formulations and equipment. Gustafson has the leading share of the North American commercial seed treatment formulation market and is recognized as a technological leader in this market. Gustafson is engaged directly and through cooperative ventures in developing and formulating seed treatment systems, offering a broad line of chemical formulations which contain fungicides, insecticides and seed conditioning aids in addition to commercial seed treating equipment. These formulations include crop protection chemicals purchased from Uniroyal and other major agricultural chemical producers.

     Gustafson's expertise enables it to develop and produce formulations consisting of multiple components to obtain optimum efficacy against seed and soil disease pathogens and insects. Gustafson's products are primarily used to treat cotton, cereals, corn, sorghum, soybeans, rapeseed, peanuts and vegetables.

     Gustafson's equipment line includes numerous models that treat different volumes and types of seed at various dosage rates using many commercial chemical formulations. Gustafson equipment can apply two or more chemicals simultaneously, regardless of the types of formulations.

     For the last several years, Gustafson has maintained a major developmental program in the field of naturally occurring biological control agents targeted for disease. Gustafson has focused its efforts on naturally occurring organisms as opposed to genetically engineered organisms. The United States Environmental Protection Agency ("EPA") approval and registration process is generally shorter and less costly for novel agricultural products of this type. Gustafson received regulatory approval in 1992 for the first of a series of new biological formulations.

     In Australia, the Corporation's subsidiary, Hannaford Seedmaster Services Pty. Ltd., provides seed treatment chemicals and treating services to the local market. The Crop Protection business, under the Uniroyal name, promotes seed treatment chemicals in all regions of the world other than North America and Australia and enjoys a substantial position in the international seed treatment market. The Corporation anticipates continuing growth in seed treatment, which is environmentally attractive because it involves very localized use of agricultural chemicals and very low use rates compared to broad foliar or soil treatment.

     The Crop Protection business markets its products in North America through a direct sales force selling to a distribution network consisting of more than one hundred distributors and direct customers. In the international market, the Crop Protection business' direct sales force services over 300 distributors, dealers and agents.

Colors

     The Colors business had net sales in fiscal 1996 of $271.1 million. Textile dyes manufactured and sold by the Colors business are used on both synthetic and natural fibers for knit and woven garments, home furnishings such as carpets, draperies, and upholstery, and automotive furnishings including carpeting, seat belts, and upholstery. Industrial dyes and chemicals are marketed to the paper, leather, and ink industries for use on stationery, tissue, towels, shoes, apparel, luggage, and other products and for transfer printing inks.

     The Corporation also markets organic chemical intermediates and a line of chemical auxiliaries for the textile industry, including leveling agents, dye fixatives, and scouring agents.

     The Corporation is among the largest suppliers of dyes in the United States and is a leading domestic producer of specialty dyes for nylon, polyester, acrylics, and cotton. The Corporation is recognized domestically as a leader in products and dyeing process technology for the broadloom carpet industry. In addition, the Corporation supplies unique dyes for can coating applications and ink-jet computer printers. In Europe, the primary dyes offerings of the Corporation have been acid and pre-metallized dyes for wool and nylon fibers. The Corporation is less of a factor in other segments of the dyes industry and in the European market.

     Sales of this class of products accounted for 15.0%, 16.3% and 19.3% of the total revenues of the Corporation in 1996, 1995, and 1994, respectively.

     Domestically, the Corporation sells dyes and chemical auxiliaries predominantly through its own dedicated sales force. The Corporation's position as a leading dyes supplier in the United States has been maintained by satisfying the market's needs with quick customer response, efficient production, quality products and strong technical service. Outside the United States, as much as one-half of the Corporation's sales of dyes and chemical auxiliaries are made through distributors.

Specialties

     The Specialties business consists of two principal product lines: specialty chemicals and Adiprene(R)/ Vibrathane(R) urethane prepolymers. The Specialties business had net sales for fiscal 1996 of $296.6 million.

     The Corporation offers its customers one of the broadest lines of additives for plastics and lubricants in the specialty chemical industry, including antioxidants, petroleum additives, chemical foaming agents, synthetic fluids, chemical intermediates, polymerization inhibitors, curatives, dispersants and polymer modifiers. These products are used in the manufacture of numerous plastic and petroleum related products which in turn have diverse end uses, including plastic products, adhesives, aerospace, athletic equipment, automotive components, construction, electronics, food packaging, vinyl flooring, wire and cable and automotive and industrial oils and lubricants. These chemicals are often specially developed for a customer's specific manufacturing requirements. Although niche markets within these product categories are highly profitable, the Corporation believes that the relatively small size of these markets combined with their customer specific nature make them unattractive to larger chemical companies. Future growth is expected to result from continued penetration in existing niche markets and expansion into worldwide markets, particularly Europe and Asia, and through the further development of a new series of polymerization inhibitors and high performance antioxidants.

     Specialty chemicals are sold through a specialized sales force, including technical service professionals who address customer inquiries and problems. The technical service professionals generally have degrees in chemistry and/or chemical engineering and are knowledgeable in specific product application fields. The sales and technical service professionals identify and focus on customers' growth opportunities, working not only with the customers' headquarters staff, but also with their research and development and manufacturing personnel on a worldwide basis.

     The Corporation believes that Uniroyal is the leading manufacturer of high performance liquid castable urethane prepolymers in the world. Among the most common products using these prepolymers are solid industrial tires, printing rollers, industrial rolls, abrasion-resistant mining products such as chutes, hoppers and slurry transport systems, mechanical goods and a variety of sports equipment and other consumer items. Uniroyal effectively competes in this business by providing efficient customer service and technical assistance through Uniroyal's highly regarded technical service staff. Uniroyal's proven ability to develop new products and new technologies for its customers provides significant competitive advantages. Over 150 grades of urethane prepolymers are commercially available from Uniroyal.

     Adiprene(R)/Vibrathane(R) is sold directly by a dedicated sales force in the United States, Canada and Australia and by direct sales and through distributorships in Europe, Latin America and the Far East. Adiprene(R)/Vibrathane(R) customers are serviced worldwide by a dedicated technical and research and development staff, because the technology and service needs related to liquid casting is unique. Technical service personnel support field sales worldwide, while a research and development staff is dedicated to support rapidly changing customer needs.

Ingredient Technology

     The Ingredient Technology business had fiscal 1996 net sales of $104.4 million. The Corporation manufactures and sells reaction and compounded flavor ingredients for the food processing, bakery, beverage and pharmaceutical industries; colors certified by the Food & Drug Administration for sale to domestic producers of food and pharmaceuticals; and inactive ingredients for the pharmaceutical industry. The Corporation is also a leading supplier of specialty sweeteners, including edible molasses, molasses blends, malt extracts, and syrups for the bakery, confectionery and food processing industries and a supplier of seasonings and seasoning blends for the food processing industry.

     The Corporation is a major United States and Canadian supplier of edible molasses, a major United States supplier of malt extracts, and a significant supplier of other sugar-based specialty products. As a supplier of flavors and seasonings, the Corporation has many competitors in the United States and abroad.

     The products of the Ingredient Technology business are sold predominantly through the Corporation's own sales force.

          SPECIALTY PROCESS EQUIPMENT AND CONTROLS

     The Corporation's wholly owned subsidiary, Davis-Standard Corporation, manufactures and sells plastics and rubber extrusion equipment, industrial blow molding equipment, electronic controls, and integrated extrusion systems and offers specialized service and modernization programs for in-place extrusion systems. This business segment had net sales in the 1996 fiscal year of $284.9 million.

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

     The Corporation's HES unit produces electrical and electronic controls primarily for use with extrusion systems.
Davis-Standard Corporation is a major user of such controls.

     The Corporation is a leading producer of extrusion machinery for the plastics industry and a leading domestic producer of industrial blow molding equipment and competes with domestic and foreign producers of such products. The Corporation is one of a number of producers of other types of plastics processing machinery. Sales of this class of products accounted for 15.8%, 16.0%, and 12.8% of the total revenues of the Corporation in 1996, 1995 and 1994, respectively.

     In the United States, most of the Corporation's sales of specialty process equipment and controls are made by its own dedicated sales force. In other parts of the world, and for export sales from the United States, the Corporation's sales of such equipment and controls are made largely through agents.

Sources of Raw Materials

     Chemicals, steel, castings, parts, machine components, edible molasses, spices, and other raw materials required in the manufacture of the Corporation's products are generally available from a number of sources, some of which are foreign. Uniroyal uses large amounts of petrochemical feedstocks in its chemical manufacturing processes. Large increases in the cost of these petrochemical feedstocks could adversely affect Uniroyal's operating margins. Significant sales of the colors business consist of dyes manufactured from intermediates purchased from foreign sources.

     The Corporation holds a 50% interest in Rubicon Inc. ("Rubicon"), a manufacturing joint venture between Uniroyal and ICI American Holdings, Inc. ("ICI") located in Geismar, Louisiana, which supplies both ICI and Uniroyal with aniline, and Uniroyal with diphenylamine ("DPA"). The Corporation believes that its aniline and DPA needs in the foreseeable future will be met by production from Rubicon and Uniroyal's DPA facility located in Huddersfield, England.

Patents and Licenses

     The Corporation has over 1,800 United States and foreign patents and pending applications and has trademark protection for approximately 500 product names. Patents, trade names, trademarks, know-how, trade secrets, formulae, and manufacturing techniques assist in maintaining the competitive position of certain of the Corporation's products. Patents, formulae, and know-how are of particular importance in the manufacture of a number of specialty chemicals manufactured and sold by the Corporation, and patents and know-how are also significant in the manufacture of certain wire insulating and plastics processing machinery product lines. The Corporation is licensed to use certain patents and technology owned by other companies, including some foreign companies, to manufacture products complementary to its own products, for which it pays royalties in amounts not considered material to the consolidated results of the enterprise. Products to which the Corporation has such rights include certain crop protection chemicals, dyes, plastics machinery and flavored ingredients.

     While the existence of a patent is prima facie evidence of its validity, the Corporation cannot assure that any of its patents will not be challenged nor can it predict the outcome of any such challenge. The Corporation believes that no single patent, trademark, or other individual right is of such importance, however, that expiration or termination thereof would materially affect its business.

Seasonal Business

     With the exception of the Crop Protection business, approximately 14% of the annual sales of which occur in the fourth calendar quarter, no material portion of any segment of the business of the Corporation is seasonal.

Customers

     The Corporation does not consider any segment of its business dependent on a single customer or a few customers, the loss of any one or more of whom would have a material adverse effect on the segment. No one customer's business accounts for more than ten percent of the Corporation's gross revenues nor more than ten percent of its earnings before taxes.

Backlog

     Because machinery production schedules range from about 60 days to 10 months, backlog is important to the Corporation's specialty process equipment and controls business. Firm backlog of customers' orders for this business at the end of 1996, totalled approximately $92 million (including $21 million from 1996 acquisitions) compared with $72 million in 1995. It is expected that most of the 1996, backlog will be shipped during 1997. Orders for specialty chemicals and equipment repair parts are filled primarily from inventory stocks and thus are excluded from backlog.

Competitive Conditions

     The Corporation is a major manufacturer of specialty chemicals and specialty process equipment and controls. No single competitor currently competes across the Corporation's full product line in either of its business segments.
Competition varies by product and by geographic region, except that in rubber chemicals the market is fairly concentrated. In that market, Uniroyal and its two principal competitors account for approximately 50% of total worldwide sales. In addition, the EPDM and nitrile rubber markets are fairly concentrated.
Uniroyal and its two principal competitors in each of these two products account for approximately 69% of sales within the United States and approximately 51% worldwide.

     Two new EPDM technologies are being developed and commercialized by competitors. The first technology, which is based on a new metallocene catalyst system and which may expand the application areas of EPDM, is also being developed by the Corporation. The second technology is a gas phase process that has not been fully commercialized by any company and cannot be fully assessed at this time.

     Product performance, service, and competitive prices are all important factors in competing in the specialty chemicals and specialty process equipment and controls businesses.

Research and Development

     The Corporation conducts research and development on a worldwide basis at a number of facilities, including field stations that are used for crop protection research and
development activities.   Research and development expenditures
by the Corporation totalled $52.4 million for the year 1996, $50.1 million for the year 1995 and $44.7 million for the year 1994.

Environmental Matters

     Chemical companies are subject to extensive environmental laws and regulations concerning, among other things, emissions to the air, discharges to land, surface, subsurface strata and water and the generation, handling, storage, transportation, treatment and disposal of waste and other materials and are also subject to other federal, state and local laws and regulations regarding health and safety matters.

    Environmental Regulation.   The Corporation believes that its
business, operations and facilities have been and are being operated in substantial compliance in all material respects with applicable environmental and health and safety laws and regulations, many of which provide for substantial fines and criminal sanctions for violations. However, the ongoing operations of chemical manufacturing plants entail risks in these areas and there can be no assurance that material costs or liabilities will not be incurred. In addition, future developments, such as increasingly strict requirements of environmental and health and safety laws and regulations and enforcement policies thereunder, could bring into question the handling, manufacture, use, emission or disposal of substances or pollutants at facilities owned, used or controlled by the Corporation or the manufacture, use or disposal of certain products or wastes by the Corporation and could involve potentially significant expenditures. To meet changing permitting and regulatory standards, the Corporation may be required to make significant site or operational modifications, potentially involving substantial expenditures and reduction or suspension of certain operations. The Corporation incurred $8.8 million of costs for capital projects and $29.8 million for operating and maintenance costs related to environmental compliance at its facilities during fiscal 1996. In fiscal 1997, the Corporation expects to incur approximately $14.5 million of costs for capital projects and $29.9 million for operating and maintenance costs related to environmental compliance at its facilities. During fiscal 1996, the Corporation incurred costs of $12.3 million to clean up previously utilized waste disposal sites and to remediate current and past facilities, and, during the third quarter of the year, recorded a special provision in the amount of $30 million for environmental remediation activities. The Corporation expects to incur costs of approximately $4.1 million during fiscal 1997 to clean up such waste disposal sites.

     Pesticide Regulation.   The Corporation's Crop Protection
business is subject to regulation under various federal, state, and foreign laws and regulations relating to the manufacture, sales and use of pesticide products.

     In August, 1996, Congress enacted significant changes to the Federal Insecticide, Fungicide, and Rodenticide Act ("FIFRA"), governing U.S. sale and use of pesticide products, and the Federal Food, Drug, and Cosmetic Act ("FFDCA"), which limits pesticide residues on food with the Food Quality Protection Act of 1996 ("FQPA"). Under FIFRA, the new law will facilitate registrations and reregistrations of pesticides for special (so called minor) uses and authorize collection of maintenance fees to support pesticide reregistrations. Coordination of regulations implementing FIFRA and FFDCA will be required. Food safety provisions will establish a single standard of safety for pesticide residue on raw and processed foods; provide information through large food retail stores to consumers about the health risks of pesticide residues and how to avoid them; preempt state and local food safety laws if they are based on concentrations of pesticide residues below recently established federal residue limits (called "tolerances"); and ensure that tolerances protect the health of infants and children.

     FFDCA, as amended by FQPA, authorizes EPA to set a tolerance for a pesticide in or on food at a level which poses "a reasonable certainty of no harm" to consumers. The EPA is required to review all tolerances for all pesticide products within 10 years. It is not known when the Corporation's products will be reviewed under this standard. However, the Corporation does not anticipate any significant restrictions to our product uses based on this EPA review.

     In April, 1996, UCC announced that it had voluntarily canceled registered uses of its propargite miticide on certain crops in the United States. The action was taken to reduce dietary exposure as requested by the EPA, using the EPA's current risk assessment model. Tests to confirm that propargite does not pose a dietary risk are continuing under EPA approved protocols.
 Impact of this voluntary action on fiscal 1996 annual pretax earnings was approximately $5.0 million. Propargite will be reviewed under the new FQPA standard; however, no further reduction in use is anticipated.

     The European Commission ("EC") has established procedures whereby all existing active ingredient pesticides will be reviewed. This EC regulation became effective in 1993 and will result in a review of all commercial products during the next few years. The initial round of reviews covered ninety products, four of which are Corporation's products. It is anticipated that other of the Corporation's products will be reviewed in subsequent years. The process may lead to full re-registration in member states of the EC or may lead to some restrictions, if adverse data is discovered.

Employees

     The Corporation had approximately 5,665 employees on December 28, 1996.

Financial Information Concerning Foreign Operations and Export
Sales

     The information with respect to sales, operating profit, and identifiable assets attributable to each of the major geographic areas served by the Corporation and export sales, for each of the Corporation's last three fiscal years, set forth in the Notes to Consolidated Financial Statements on page 34 of the Corporation's 1996 Annual Report to Stockholders, is incorporated herein by reference.

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


ITEM 2.  PROPERTIES

     The following table sets forth information as to the principal operating properties of the Corporation and its subsidiaries:

Location             Facility               Products/Businesses

UNITED STATES
Alabama
   Bay Minette       Plant*                 Specialties

Connecticut
   Bethany           Research Center*       Crop Protection


   Middlebury        Office and              Crop Protection,
                     Research Center**       Chemicals & Polymers
                                             and Specialties

   Naugatuck         Plant, Research
                     Center*                Crop Protection,
                                            Chemicals & Polymers
                                            and Specialties

   Pawcatuck         Office and             Plastics and Rubber
                     Machine Shop*          Extrusion and
                                            Electronic
                                            Control Equipment and
                                            Systems

   Stamford          Office**               Corporate
                                            Headquarters

Idaho
   Marsing           Plant                  Crop Protection
                     Lease Land;
                     Own Building

Illinois
   Des Plaines       Office and Plant*      Flavors

   Pekin             Plant**                Crop Protection

Iowa
   Des Moines        Plant**                Crop Protection

Louisiana
   Geismar           Plant*                 Crop Protection,
                                            Chemicals & Polymers
                                            and Specialties
Minnesota
   Eden Prairie      Plant**                Crop Protection

New Jersey
   Cedar Grove       Office and             Precision Laboratory
                     Machine Shop**         Extrusion Equipment
                                            & Extrusion Systems

   Edison            Office and             Blow Molding and
                     Machine Shop**         Extrusion Equipment

   Mahwah            Office, Laboratory     Flavors and
                     and Plant**            Seasonings

   Newark            Plant*                 Textile Dyes and
                                            Organic Chemicals

   Nutley            Office, Laboratory     Textile and Other
                     and Plant*             Dyes


   Somerville        Office and             Extrusion Systems
                     Machine Shop*

   Vineland          Office and Plant*      Food & Pharmaceutical
                                            Ingredients and
                                            Colors

North Carolina
   Charlotte         Office and             Dyes
                     Laboratory*

   Gastonia          Plant*                 Crop Protection and
                                            Specialties

   Lowell            Plant*                 Textile Dyes, Organic
                                            Chemicals

Ohio
   Elyria            Office and Plant**     Seasonings

   Painesville       Plant*                 Chemicals & Polymers

Pennsylvania
   Gibraltar         Office, Laboratory     Textile and Other
                     and Plant*             Dyes


   Reading           Plant*                 Textile Dyes, Organic
                                            Chemicals and Food
Colors

Texas
   Carollton         Office and Plant**     Seasonings

   Frisco            Research Center*       Crop Protection

INTERNATIONAL
Bahamas
   Freeport          Plant*                 Specialties

Belgium
   Brussels          Office**               Dyes

   Tertre            Office, Laboratory     Textile and Other
                     and Plant*             Dyes

Brazil
   Rio Claro         Plant*                 Crop Protection,
                                            Chemicals & Polymers
                                            and Specialties

Canada
Ontario
   Elmira            Plant*                 Crop Protection,
                                            Chemicals & Polymers
                                            and Specialties

   Guelph            Research Center*       Crop Protection,
                                            Chemicals & Polymers
                                             and Specialties

France
   Dannemarie        Office and             Extrusion Systems
                     Machine Shop*

   Oissel            Office, Laboratory     Textile and Other
                     and Plant*             Dyes

Germany
   Erkrath           Office and             Extrusion Systems
                     Machine Shop*

Italy
   Latina            Plant*                 Crop Protection,
                                            Chemicals & Polymers
                                            and Specialties

Mexico
   Tampico           Plant*                 Chemicals & Polymers
                                            and Specialties

The Netherlands
   Amsterdam         Plant*                 Crop Protection

United Kingdom
   Langley           Office**               Chemicals & Polymers,
                                            Specialties, Dyes and
                                            Crop Protection
_______________
* Facility Owned by the Corporation
**Facility Leased by the Corporation

Uniroyal Chemical holds a 50% interest in Rubicon, which operates a chemical production facility located in Geismar, Louisiana that in part is dedicated to producing certain intermediates for Uniroyal Chemical.

Uniroyal Chemical leases the land and owns the facilities at its Huddersfield, England site which is operated by a third party under contract to manufacture DPA for Uniroyal Chemical.
All facilities are considered to be in good operating condition, well maintained, and suitable for the Corporation's requirements.


ITEM 3.  LEGAL PROCEEDINGS

     The Corporation is involved in claims, litigation, administrative proceedings and investigations of various types in several jurisdictions. A number of such matters involve claims for a material amount of damages and relate to or allege environmental liabilities, including clean-up costs associated with hazardous waste disposal sites, natural resource damages, property damage and personal injury.

     Environmental Liabilities. Each quarter, the Corporation evaluates and reviews estimates for future remediation and other costs to determine appropriate environmental reserve amounts.
For each site, a determination is made of the specific measures that are believed to be required to remediate the site, the estimated total cost to carry out the remediation plan, the portion of the total remediation costs to be borne by the Corporation and the anticipated time frame over which payments toward the remediation plan will occur. As a result of current information and analysis, the Corporation recorded a special provision of $30 million during the third quarter of 1996 for environmental remediation activities. The total amount accrued for such environmental liabilities at December 28, 1996, was $96.2 million. The Corporation estimates the potential liabilities to range from $68 million to $130 million at December 28, 1996. It is reasonably possible that the Corporation's estimates for environmental remediation liabilities may subsequently change should additional sites be identified, further remediation measures be required or undertaken, the interpretation of current laws and regulations be modified or additional environmental laws and regulations be enacted.

     The Corporation generally assesses the possibility for toxic tort claims. Such liabilities are dependent upon complex factors. Five facilities have been identified where the possibility for toxic tort claims may be significant, i.e. as situations where chemicals are believed to have migrated off-site, thus posing risk of exposure. There are no lawsuits pending involving any of these five facilities. Virtually all, if not all, of the off-site disposal sites to which the Corporation may have sent toxic materials pose a possibility for toxic tort claims. There are currently pending five toxic tort claims against Uniroyal Chemical and others arising from these off-site disposal sites.

     The Corporation has been identified by federal, state or local governmental agencies, and by other potentially responsible parties (a "PRP") under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, or comparable state statutes, as a PRP with respect to costs associated with waste disposal sites at various locations in the United States. Because these regulations have been construed to authorize joint and several liability, the EPA could seek to recover all costs involving a waste disposal site from any one of the PRP's for such site, including the Corporation, despite the involvement of other PRPs. In many cases, the Corporation is one of several hundred PRPs so identified. In a few instances, the Corporation
is one of only a handful of PRPs.   In certain instances, a
number of other financially responsible PRPs are also involved, and the Corporation expects that any ultimate liability resulting from such matters will be apportioned between the Corporation and
such other parties.   In addition, the Corporation is involved
with environmental remediation and compliance activities at some of its current and former sites in the United States and abroad. The more significant of these matters are described below.

 .     Beacon Heights and Laurel Park - Uniroyal is a member of
the Beacon Heights Coalition, a group of entities engaged in remedial work at the Beacon Heights site in the State of Connecticut pursuant to a Consent Decree entered in 1987. The actions required by this Consent Decree have been essentially completed. There is a continuing requirement for operation and maintenance at the site.

     Over many years, Uniroyal has entered into and performed activities pursuant to a series of Administrative Orders with respect to the Laurel Park site located in the State of Connecticut. The EPA, the State of Connecticut, and the Laurel Park Coalition (consisting of Uniroyal and a number of other parties) have entered into a Consent Decree governing the design and implementation of the selected remedy. Remedial construction began at the Laurel Park site in July 1996, and is anticipated to be completed in 1998.

     Consolidated litigation brought by the Beacon Heights and Laurel Park Coalitions seeking contribution to the costs from the owner/operators of the site and later from other identified generator parties has resulted in substantial recoveries from a number of parties. In November 1996, the United States Court of Appeals for the Second Circuit reversed judgments granted to other defendants in that litigation and the litigation will be remanded for further proceedings.

 .    Cleve Reber - Uniroyal and three other corporations named in an Administrative Order issued by the EPA have complied with such Order which governs remediation of the site located in the State of Louisiana. The cooperating parties are negotiating a consent agreement with the EPA for operation and maintenance of the site and to resolve all of the EPA's past cost claims.

 .    Petro Processors - This matter relating to a site in the
State of Louisiana was initiated in 1981. Litigation was instituted by the EPA against a number of parties, including Uniroyal, Inc. (which Uniroyal has agreed to indemnify), seeking cleanup of the Petro Processors site. A Consent Decree was entered to settle the case in February 1984, which required the defendants to clean up the site to the satisfaction of the EPA under supervision of the court. A settlement among the ten defendants, dated December 16, 1983, defines the percentage to be borne by each defendant of the currently estimated future cost of $100 million to complete remediation of the site. Although the allocations are subject to a confidentiality order, Uniroyal believes that the amount it will pay will not be material to its financial condition or results of operations.

 .    Vertac - Uniroyal and its Canadian subsidiary, Uniroyal
Chemical Ltd., were joined with others as defendants in consolidated civil actions brought in the United States District Court, Eastern District of Arkansas, Western Division by the United States of America, the State of Arkansas and Hercules Incorporated ("Hercules") relating to a Vertac Chemical Corporation site in Jacksonville, Arkansas allegedly contaminated by dioxins. Uniroyal has been dismissed from the litigation. On November 18, 1993, the liability phase of trial in this matter, as to Uniroyal Chemical Ltd., concluded with the issuance of a jury verdict holding that Uniroyal Chemical Ltd. is liable under CERCLA Section 107 to the United States of America, the State of Arkansas and Hercules; that there is a reasonable basis for divisibility in this matter so that Uniroyal Chemical Ltd.'s liability is not joint and several; that Uniroyal Chemical Ltd. is not liable in contribution to Hercules; and that Hercules is liable in contribution to Uniroyal Chemical Ltd. The Court has received full briefs on the issues of which, if any, portions of the jury verdict are binding and which are advisory only, but has yet to rule on such issues or enter judgment in the matter. If interlocutory appeals from judgment once entered are not allowed, the allocation phase of the proceedings will begin. No ultimate determination of the amount of Uniroyal Chemical Ltd.'s liability, if any, is expected prior to the end of 1997. In addition, a new case was filed by several individuals seeking natural resource damages. Uniroyal Chemical Ltd. filed a Motion to Dismiss and the plaintiffs voluntarily withdrew the action, without prejudice. Recently, Uniroyal and Uniroyal Chemical Ltd. received a notice from the U.S. Department of Interior of its intent to perform a Natural Resource Damage Assessment at the site.

Other Environmental Matters

 .    Sundor Canada Inc. - On July 13, 1990, Sundor Canada Inc.
("Sundor") instituted suit against Uniroyal Chemical Ltd. and others including the Ontario Ministry of the Environment and the Regional Municipality of Waterloo in the Ontario Court of Justice (General Division) at Toronto claiming that Uniroyal Chemical Ltd. and others are responsible for losses resulting from Sundor's recall of packaged juices and fruit due to Sundor's use of the public water derived from Elmira groundwater which was allegedly contaminated by Uniroyal Chemical Ltd. Uniroyal Chemical Ltd. has asserted, inter alia, that such recall was completely voluntary and in any event unnecessary to protect health and was not caused or justified by any activities of Uniroyal Chemical Ltd. Uniroyal Chemical Ltd. has instituted third-party claims against its co-defendants in the action. Co-defendants in the action have instituted third-party claims against Uniroyal Chemical Ltd. Examinations for discovery, restricted to the issue of damages suffered by the plaintiff, were held in March 1995. The plaintiff has provided additional information requested by defendants relating to plaintiff's damages. Mediation of this claim commenced in March 1997.

     The Corporation intends to assert all meritorious legal defenses and all other equitable factors which are available to it with respect to the above matters. The Corporation believes that the resolution of these environmental matters will not have a material adverse effect on its consolidated financial position. While the Corporation believes it is unlikely, the resolution of these environmental matters could have a material adverse effect on its consolidated results of operations in any given year if a significant number of these matters are resolved unfavorably.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.


                         PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

     The information concerning the range of market prices for the Corporation's Common Stock on the New York Stock Exchange and the amount of dividends paid thereon during the past two years, set forth in the Notes to Consolidated Financial Statements on page 35 of the Corporation's 1996 Annual Report to Stockholders, is incorporated herein by reference.

     The number of registered holders of Common Stock of the Corporation on December 28, 1996, was 4,588.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data for the Corporation for each of its last five fiscal years, set forth under the heading "Five Year Selected Financial Data" on page 37 of the Corporation's 1996 Annual Report to Stockholders, is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     Management's discussion and analysis of the Corporation's financial condition and results of operations, set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 18 through 21 of the Corporation's 1996 Annual Report to Stockholders, is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements of the Corporation, notes thereto, and supplementary data, appearing on pages 22 through 36 of the Corporation's 1996 Annual Report to Stockholders, are incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                        PART III



ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information called for by this item concerning directors of the Corporation is included in the definitive proxy statement for the Corporation's Annual Meeting of Stockholders to be held on April 29, 1997, which has been filed with the Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, and such information is incorporated herein by reference.


     The executive officers of the Corporation are as follows:


Vincent A. Calarco, age 54, has served as President and Chief
Executive Officer of the Registrant since 1985 and Chairman of the Board since 1986. Mr. Calarco has been a member of the Board of Directors of the Registrant since 1985.

Robert W. Ackley, age 55, has served as a Vice President of the Registrant since 1986 and as President of Davis-Standard
Corporation (prior to 1995, Davis-Standard Division) since 1983.

Peter Barna, age 53, has served as Vice President-Finance of the Registrant since 1996 and served as Treasurer of the Registrant from 1980 to 1996 and Chief Accounting Officer of the Registrant from 1986 to 1996.

Joseph B. Eisenberg, age 55, has served as Executive Vice
President, Chemical & Polymers, of Uniroyal since 1994; and served as Vice President and General Manager of the Chemicals and Polymers Division of Uniroyal from 1991-1994.

John T. Ferguson II, age 50, has served as Vice President of the
Registrant since 1996, and General Counsel and Secretary of the Registrant since 1989.

Gerald H. Fickenscher, Ph.D., age 53, has served as Vice
President European Region of Uniroyal since 1997, and served as President, Dyes and Chemicals - Europe, for the Registrant and as
Managing Director of Crompton & Knowles Europe, S.A. from 1994-1997.

Edmund H. Fording, Jr., age 60, has served as Vice President of the Registrant since 1991 and as President of Crompton & Knowles
Colors Incorporated (prior to 1995, the Dyes and Chemicals
Division) since 1989.

Marvin H. Happel, age 57, has served as Vice President -Organization and Administration of the Registrant since 1996 and Vice President-Organization from 1986-1996.

Alfred F. Ingulli, age 55, has served as Executive Vice
President, Crop Protection of Uniroyal since 1994; and served as Vice President and General Manager, Crop Protection Division of
Uniroyal from 1989-1994.

Eric W. Johnson, age 57, has served as Vice President, Chemical
Operations, Uniroyal Chemical since 1985.

Charles J. Marsden, age 56, has served as Senior Vice President and Chief Financial Officer of the Registrant since 1996 and as Vice President-Finance and Chief Financial Officer and as a member of the Board of Directors of the Registrant since 1985.

Rudy M. Phillips, age 55, has served as President of Ingredient
Technology Corporation since January, 1996.

William A. Stephenson, age 49, has served as Executive Vice
President, Specialty Chemicals of Uniroyal since 1994; and served as Vice President and General Manager, Specialties Division,
Uniroyal from 1990-1994.

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

ITEM 11.  EXECUTIVE COMPENSATION

     Information called for by this item is included in the definitive proxy statement for the Corporation's Annual Meeting of Stockholders to be held on April 29, 1997, which has been filed with the Commission pursuant to Regulation 14A, and such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     Information called for by this item is included on pages 1 and 5 of the definitive proxy statement for the Corporation's
Annual Meeting of Stockholders to be held on April 29, 1997, and such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information called for by this item is included in the definitive proxy statement for the Corporation's Annual Meeting of Stockholders to be held on April 29, 1997, and such information is incorporated herein by reference.


                         PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

(a)     The following documents are filed as part of this report:

     1.     Financial statements and Independent Auditors'
            Report, as required by Item 8 of this form, which appear on pages 22 through 36 of the Corporation's
            1996 Annual Report to Stockholders and are incorporated herein by reference:

          (i) Consolidated Statements of Operations for the fiscal years ended 1996, 1995, and 1994;
          (ii) Consolidated Balance Sheets for the fiscal years ended 1996 and 1995;
          (iii) Consolidated Statements of Cash Flows for the fiscal years ended 1996, 1995, and 1994;
          (iv) Consolidated Statements of Stockholders' Equity [Deficit] for the fiscal years ended 1996, 1995 and 1994;
          (v)     Notes to Consolidated Financial Statements;
                  and
          (vi)    Independent Auditors' Report of KPMG Peat
                  Marwick LLP

     2.     Independent Auditors' Report and Consent, and
            Financial Statement Schedule II, Valuation and
            Qualifying Accounts, required by Regulation S-X.
            Pages S-1 and S-2 hereof.

     3. The following exhibits are either filed herewith or incorporated herein by reference to the respective reports and registration statements identified in the parenthetical clause following the description of the exhibit:

Exhibit No.                  Description

2 Agreement and Plan of Merger dated April 30, 1996, by and among Crompton & Knowles Corporation, Tiger Merger
           Corp. and UCC. (Exhibit 2 to Form 10-Q for the period ended March 31, 1996.)

3(i) Restated Articles of Organization of the Corporation filed with the Commonwealth of Massachusetts on October 27, 1988, as amended on April 10, 1990 and on April 14, 1992. (Exhibit 3(a) to Form 10-K for the fiscal year ended December 26, 1992.)

3(ii)      By-laws of the Corporation as amended to date.

4.1 Rights Agreement dated as of July 20, 1988, between the Registrant and The Chase Manhattan Bank, N.A., as
           Rights Agent.  (Exhibit 1 to Form 8-K dated July 29,
           1988.)

4.2 Agreement dated as of March 28, 1991, amending Rights Agreement dated as of July 20, 1988, between the Registrant and The Chase Manhattan Bank, N.A., as Rights Agent. (Exhibit 4(i)(i) to Form 10-K for the fiscal year ended December 29, 1990.)

4.3        Form of Indenture, dated as of February 8, 1993, among
           UCC and State Street Bank and Trust Company, as
           Trustee, relating to the 10 1/2% Notes, including form of securities. (Exhibit 4.1 to the UCC Registration
           Statement Nos. 33-45296 and 33-45295 on Form S-1 ["UCC
           Form S-1, Registration No. 33-45296/45295"].)

 4.4       Form of Indenture, dated as of February 8, 1993, among
           UCC and United States Trust Company of New York, as
           Trustee, relating to the 11% Notes, including form of securities. (Exhibit 4.1(a) to UCC Form S-1,
           Registration No. 33-45296/45295.)

 4.5       Form of Indenture, dated as of February 8, 1993, among
           UCC and The Shawmut Bank Connecticut, N.A. as Trustee, relating to the 12% Notes, including form of securities. (Exhibit 4.1(b) to UCC Form S-1,
           Registration No. 33-45296/45295.)

 4.6 Form of Indenture, dated as of September 1, 1993, among Uniroyal and State Street Bank and Trust
           Company, as Trustee, relating to $270 million of 9%
           Notes, including the form of securities. (Exhibit 4.2 to UCC Form S-1, Registration No. 33-66740.)

 4.7 $530 Million Amended and Restated Credit Agreement dated as of December 19, 1996, by and among Crompton & Knowles Corporation and certain of its subsidiaries, as Borrowers, and various lenders, and Citicorp Securities, Inc., as Arranger, and Citicorp USA, Inc., as Agent and the Chase Manhattan Bank, as Managing
           Agent.   (Exhibit 10 to the UCC/Uniroyal Form 10-QT
           for the transition period ended December 28, 1996.)

4.8 Warrant Agreement, dated as of October 30, 1989, between UCC and Avery, Inc. (Exhibit 10.2 to UCC Form
           S-1, Registration No. 33-32770.)

+10.1      1983 Stock Option Plan of Crompton & Knowles
           Corporation, as amended through April 14, 1987.
           (Exhibit 10(c) to Form 10-Q for the quarter ended
           March 28, 1987.)

+10.2      Amendments to Crompton & Knowles Corporation Stock
           Option Plans adopted February 22, 1988.  (Exhibit
           10(d) to Form 10-K for the fiscal year ended December
           26, 1987.)

+10.3 Summary of Management Incentive Bonus Plan for selected key management personnel. (Exhibit 10(m) to Form 10-K for the fiscal year ended December 27, 1980.)

+10.4      Supplemental Medical Reimbursement Plan.  (Exhibit
           10(n) to Form 10-K for the fiscal year ended December
           27, 1980.)

+10.5      Supplemental Dental Reimbursement Plan.  (Exhibit
           10(o) to Form 10-K for the fiscal year ended December
           27, 1980.)

+10.6 Employment Agreement dated February 22, 1988, between the Registrant and Vincent A. Calarco. (Exhibit 10(j) to the Form 10-K for the fiscal year ended December
           26, 1987.)

+10.7 Form of Employment Agreement entered into in 1988, 1989, 1992, 1994 and 1996 between the Registrant or one of its subsidiaries and nine of the executive officers of the Registrant. (Exhibit 10(k) to Form 10-K for the fiscal year ended December 26, 1987.)

+10.8 Form of Employment Agreement dated as of August 21, 1996, between a subsidiary of the Registrant and four executive officers of the Registrant. (Exhibit 10.28 to the UCC/Uniroyal Form 10-K for the fiscal year ended September 28, 1996.)

+10.9      Amended Supplemental Retirement Agreement dated
           October 18, 1995, between the Registrant and Vincent
           A. Calarco. (Exhibit 10(i) to Form 10-K for the fiscal year ended December 30, 1995.)

+10.10 Form of Amended Supplemental Retirement Agreement dated October 18, 1995, between the Registrant and three of its executive officers. (Exhibit 10(j) to Form 10-K for the fiscal year ended December 30, 1995.)

+10.11     Form of Supplemental Retirement Agreement dated
           October 18, 1995, between the Registrant and five of its executive officers. (Exhibit 10(k) to Form 10-K for the fiscal year ended December 30, 1995.)

+10.12     Form of Supplemental Retirement Agreement dated as of
           August 21, 1996, between a subsidiary of the Registrant and two executive officers of the Registrant. (Exhibit 10.29 to the UCC/Uniroyal Form
           10-K for the fiscal year ended September 28, 1996.)

+10.13     Form of Supplemental Retirement Agreement dated as of
           August 21, 1996, between a subsidiary of the Registrant and two executive officers of the Registrant. (Exhibit 10.30 to the UCC/Uniroyal Form
           10-K for the fiscal year ended September 28, 1996.)

+10.14 Supplemental Retirement Agreement Trust Agreement dated October 20, 1993, between the Registrant and Shawmut Bank, N.A. (Exhibit 10(l) to Form 10-K for the fiscal year ended December 25, 1993.)

+10.15     Amended Benefit Equalization Plan dated October 20,
           1993. (Exhibit 10(m) to Form 10-K for the fiscal year ended December 25, 1993.)

+10.16 Amended Benefit Equalization Plan Trust Agreement dated October 20, 1993, between the Registrant and Shawmut Bank, N.A. (Exhibit 10(n) to Form 10-K for the fiscal year ended December 25, 1993.)

+10.17 Amended 1988 Long Term Incentive Plan. (Exhibit 10(o) to Form 10-K for the fiscal year ended December 25, 1993.)

*+10.171   Amendment No. 4 to 1988 Long Term Incentive Plan.

10.18 Trust Agreement dated as of May 15, 1989, between the Registrant and Shawmut Worcester County Bank, N.A. and First Amendment thereto dated as of February 8, 1990. (Exhibit 10(w) to Form 10-K for the fiscal year ended December 30, 1989.)

+10.19     Form of 1992 - 1994 Long Term Performance Award
           Agreement. (Exhibit 10(y) to Form 10-K for the fiscal year ended December 28, 1991.)

+10.20 Crompton & Knowles Corporation Restricted Stock Plan for Directors approved by the stockholders on April 9, 1991. (Exhibit 10(z) to Form 10-K for the fiscal year ended December 28, 1991.)

*+10.21    Amended 1993 Stock Option Plan for Non-Employee
           Directors.

10.22      Form of Assignment and Assumption of Raw Materials
           Agreement, dated as of October 30, 1989, between UCC and Avery. (Exhibit 10.1 to UCC Form S-1,
           Registration No. 33-32770.)

+10.23     UCC Purchase Right Plan, as amended and restated as of
           March 16, 1995.   (Exhibit 10.1 to the UCC Form 10-Q
           for the period ended April 2, 1995 ["UCC April 1995
           Form 10-Q"].)

+10.24     UCC 1993 Stock Option Plan.  (Exhibit 28.1 to UCC's
           Registration Statement No. 33-62030 on Form S-8, filed on May 4, 1993.)

+10.25     Form of Amendment No. 2 to the UCC 1993 Stock Option
           Plan.  (Exhibit 10.2 to the UCC April 1995 Form 10-Q.)

+10.26     Form of Executive Stock Option Agreement, dated as of
           November 15, 1993. (Exhibit 10.22 to the UCC 1994 Form
           10-K.)

*+10.27    Form of 1996 - 1998 Long Term Performance Award
           Agreement entered into in 1996 between the Registrant or one of its subsidiaries and fourteen of the executive officers of the Registrant.

*11        Statement re computation of per share earnings.

*13        1996 Annual Report to Stockholders of Crompton &
           Knowles Corporation. (Not to be deemed filed with the Securities and Exchange Commission except those portions expressly incorporated by reference into this report on Form 10-K.)

*21        Subsidiaries of the Registrant.

*23 Consent of independent auditors. (See Item 14(a)2 herein.)

*24 Power of attorney from directors and executive officers of the Registrant authorizing signature of this report. (Original on file at principal executive offices of Registrant.)

*27        Financial Data Schedule for the fiscal year ended
           December 28, 1996.

*29        Annual Report on Form 11-K of Crompton & Knowles
           Corporation Employee Stock Ownership Plan for the fiscal year ended December 31, 1996.

*99        Independent Auditors' Report of Deloitte & Touche LLP.


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


                                CROMPTON & KNOWLES CORPORATION
                                    (Registrant)


Date:  March 28, 1997           By:/s/ Charles J. Marsden
                                   Charles J. Marsden
                                   Senior Vice President

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



Name                         Title


Vincent A. Calarco*          Chairman of the Board, President,
                               and Director (Principal Executive
                               Officer)

Charles J. Marsden*          Senior Vice President and Director
                             (Chief Financial Officer)

Peter Barna*                 Vice President - Finance
                             (Principal Accounting Officer)

James A. Bitonti*            Director

Robert A. Fox*               Director

Roger L. Headrick*           Director

Leo I. Higdon, Jr.*          Director

Michael W. Huber*            Director

C. A. Piccolo*               Director

Patricia K. Woolf*           Director




Date:  March 28, 1997           *By:/s/ Charles J. Marsden
                                   Charles J. Marsden
                                   as attorney-in-fact


            Independent Auditors' Report and Consent




The Board of Directors and Stockholders
Crompton & Knowles Corporation:


Under date of January 30, 1997, we reported on the consolidated balance sheet of Crompton & Knowles Corporation and subsidiaries ("the Company") as of December 28, 1996, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year then ended, which are included in this Form 10-K. Our report includes an explanatory paragraph regarding our responsibility for the Company's 1995 and 1994 consolidated financial statements. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule included in this Form 10-K for the year then ended.
This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the 1996 information set forth therein.

We previously audited and reported on the consolidated financial statement schedule as of and for the years ended December 30, 1995 and December 31, 1994 of Crompton & Knowles Corporation and subsidiaries prior to the Company's pooling-of-interests with Uniroyal Chemical Corporation, as more fully described in the notes to the consolidated financial statements under the heading "Accounting Policies - Business Combination". We also audited the combination of the financial statement schedule as of and for the years ended December 30, 1995 and December 31, 1994, after restatement for the pooling-of-interests referred to above; in our opinion, the restated schedule, when considered in relation to the basic consolidated financial statements taken as a whole, has been properly combined on the basis described in the aforementioned note to the consolidated financial statements.

We consent to the incorporation by reference in the registration statement (Nos. 33-21246, 33-42280 and 33-67600) on Form S-8 of
Crompton & Knowles Corporation of our report, which includes an explanatory paragraph regarding our responsibility related to the Company's consolidated balance sheet as of December 30, 1995 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the two-year period then ended, dated January 30, 1997, relating to the consolidated balance sheet of Crompton & Knowles Corporation and subsidiaries as of December 28, 1996, and the related consolidated statements of operations, stockholders' equity
(deficit), and cash flows for the year then ended, which report appears in the December 28, 1996 Annual Report on Form 10-K of
Crompton & Knowles Corporation. We also consent to the incorporation by reference in the registration statement (No. 33-21246) on Form S-8 of Crompton & Knowles Corporation of our report dated March 20, 1997 relating to the statements of financial condition of Crompton & Knowles Corporation Employee
Stock Ownership Plan as of December 31, 1996 and 1995, and the related statements of income and changes in plan equity for each of the years in the three-year period ended December 31, 1996, as included in Exhibit 29 of said Form 10-K.






                                 /s/ KPMG Peat Marwick LLP





Stamford, Connecticut
March 28, 1997

                             S-1



                                                  Schedule II

CROMPTON & KNOWLES CORPORATION AND SUBSIDIARIES
Valuation and Qualifying Accounts
(In thousands of dollars)



                         Additions
              Balance at charged to Adjustments                  Balance
              beginning  costs and                               at end
               of year   expenses   Recurring       Other        of year

Fiscal Year ended December 28, 1996:
   Allowance for doubtful accounts
             $   6,142  $   2,333  $  (1,525)(1) $     349 (6) $    7,299
   Accumulated amortization of cost in
     excess of acquired net assets
                29,562      5,835        140 (2)     1,079 (6)     36,616
   Accumulated amortization of other
     intangible assets
                89,036     15,700       (296)(2)     3,723 (6)    108,163

Fiscal Year ended December 30, 1995:
   Allowance for doubtful accounts
             $   6,281  $   1,415  $  (1,584)(1) $      30 (3)  $   6,142
   Accumulated amortization of cost in
     excess of acquired net assets
                23,816      5,544        214 (2)       (12)(5)     29,562
   Accumulated amortization of other
     intangible assets
                75,486     14,887       (815)(2)      (522)(5)     89,036

Fiscal Year ended December 31, 1994:
   Allowance for doubtful accounts
             $   6,018  $   1,204  $    (963)(1) $      22 (3)  $   6,281
   Accumulated amortization of cost in
     excess of acquired net assets
                32,608      6,270         76 (2)   (15,138)(4)(5)  23,816
   Accumulated amortization of other
     intangible assets
                95,231     20,101       (432)(2)   (39,414)(4)     75,486




(1) Represents accounts written off as uncollectible (net of recoveries) denominated in foreign currencies.
(2)  Represents the translation effect of intangible assets denominated i
(3)  Represents allowance related to the acquisition of Killion Extruders
(4)  Represents write-offs due to the 1994 intangible asset revaluation a
(5)  Represents intangible asset retirements.
(6)  Represents adjustment to conform fiscal year of Uniroyal.

                                 S-2