Form 10-Q
period 1997-03-29
CROMPTON & KNOWLES CORP
filed 1997-05-12
CIK 25757

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549


                             FORM 10-Q


(Mark One)
X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 29, 1997

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

         Class                    Outstanding at April 16, 1997
Common Stock, $.10 par value             73,199,672 shares





                 CROMPTON & KNOWLES CORPORATION
                           FORM 10-Q
                FOR QUARTER ENDED MARCH 29, 1997



                             INDEX




 PART I.     FINANCIAL INFORMATION:

 Item 1.     Condensed Financial Statements and
             Accompanying Notes

             .  Consolidated Statements of Earnings
                (unaudited) - Quarters ended
                 March 29, 1997 and March 30, 1996

             .  Consolidated Balance Sheets - March 29, 1997
                (unaudited) and December 28, 1996

             .  Consolidated Statements of Cash Flows
                (unaudited) - Quarters ended
                 March 29, 1997 and March 30, 1996

             .  Notes to Consolidated Financial
                Statements - Quarter ended March 29, 1997
                (unaudited)


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






                                                   UNAUDITED
CROMPTON & KNOWLES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Earnings
Quarters ended March 29, 1997 and March 30, 1996
(In thousands, except per share data)


                                  March 29,      March 30,
                                  1997           1996


 Net sales                        $ 473,873      $ 460,468


 Cost of products sold              304,372        294,539

 Selling, general and administrative 66,672         68,613

 Depreciation and amortization       19,853         20,591

 Research and development            12,884         12,933

   Operating profit                  70,092         63,792

 Interest                            26,953         28,991

 Other expense                          198            320


 Earnings before income taxes        42,941         34,481

 Income taxes                        16,330         13,327


 Net earnings                     $  26,611      $  21,154


 Net earnings per common share    $    .35       $    .29


 Dividends per common share       $      -       $   .135


 Average shares outstanding          75,870         72,118







See accompanying notes to consolidated financial statements.



CROMPTON & KNOWLES CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
March 29, 1997 and December 28, 1996
(In thousands of dollars)

                                            (UNAUDITED)
                                             March 29,         December 28
                                               1997               1996
  ASSETS
  CURRENT ASSETS
  Cash                                    $     18,236       $     21,120
  Accounts receivable                          290,501            267,871
  Inventories                                  373,822            362,349
  Other current assets                          89,181             90,897
      Total current assets                     771,740            742,237
  NON-CURRENT ASSETS
  Property, plant and equipment                483,773            497,979
  Cost in excess of acquired net assets        186,063            189,012
  Other assets                                 219,763            227,962
                                          $  1,661,339       $  1,657,190

  LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES
  Current installments of long-term debt  $         87       $        731
  Notes payable                                  9,270              8,595
  Accounts payable                             150,565            151,270
  Accrued expenses                             152,913            143,133
  Income taxes payable                          41,384             33,214
  Other current liabilities                     22,366             20,536
      Total current liabilities                376,585            357,479
  NON-CURRENT LIABILITIES
  Long-term debt                             1,025,650          1,054,982
  Accrued postretirement liability             181,625            181,980
  Other liabilities                            151,431            159,167

  STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock                                   7,733              7,724
  Additional paid-in capital                   231,524            232,010
  Accumulated deficit                         (230,566)          (257,177)
  Accumulated translation adjustment           (32,531)           (25,592)
  Treasury stock at cost                       (45,916)           (48,083)
  Deferred compensation                         (1,436)            (1,587)
  Pension liability adjustment                  (2,760)            (3,713)
      Total stockholders' deficit              (73,952)           (96,418)

                                          $  1,661,339       $  1,657,190


  See accompanying notes to consolidated financial statements.

                                                              UNAUDITED
CROMPTON & KNOWLES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Quarters ended March 29, 1997 and March 30, 1996
(In thousands of dollars)



                                                      March 29,   March 30,
Increase (decrease) to cash                             1997        1996
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                                      $  26,611   $   21,154
  Adjustments to reconcile net earnings
    to net cash provided by operations:
  Depreciation and amortization                        19,853       20,591
  Noncash interest                                      3,424        3,874
  Deferred taxes                                        4,220          731
  Changes in assets and liabilities, net              (21,348)     (19,361)
    Net cash provided by operations                    32,760       26,989

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisitions                                              0      (10,025)
  Capital expenditures                                 (6,176)      (9,680)
  Other investing activities                               33       (2,487)
    Net cash used by investing activities              (6,143)     (22,192)

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on long-term borrowings                    (33,164)      (8,782)
  Proceeds on short-term borrowings                     1,140       18,005
  Dividends paid                                            0       (6,483)
  Other financing activities                            1,489           83
    Net cash provided (used) by financing activities  (30,535)       2,823

CASH
  Effect of exchange rates on cash                      1,034         (235)
  Change in cash                                       (2,884)       7,385
  Cash at beginning of period                          21,120       16,961
  Cash at end of period                             $  18,236   $   24,346





See accompanying notes to consolidated financial statements.



CROMPTON & KNOWLES CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
Quarter Ended March 29, 1997




PRESENTATION OF CONSOLIDATED FINANCIAL STATEMENTS

The information included in the foregoing consolidated financial statements is unaudited but reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.

Included in accounts receivable are allowances for doubtful accounts of $7.8 million in 1997 and $7.3 million at December 28, 1996.

Accumulated depreciation amounted to $386.3 million in 1997 and $375.7 million at December 28, 1996.

Accumulated amortization of cost in excess of acquired net assets amounted to $37.9 million in 1997 and $36.6 million at December
28, 1996.

Accumulated amortization of patents, unpatented technology and other intangibles amounted to $111.8 million in 1997 and $108.2 million at December 28, 1996.

Cash payments during the quarters ended March 29, 1997 and March
30, 1996 included interest of $16.3 million and $19.9 million and income taxes of $5.6 million and $4.2 million, respectively.

It is suggested that the interim consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's 1996 Annual Report on Form 10-K.


CAPITAL STOCK

As of March 29, 1997, there were 77,332,751 common shares issued at $.10 par value, of which 4,133,160 shares were held in the treasury.


INVENTORIES

Components of inventories are as follows:

                                   March 29,        Dec. 28,
(In thousands)                       1997             1996

Finished goods                     $249,110        $242,587
Work in process                      48,580          44,445
Raw materials and supplies           76,132          75,317

                                   $373,822        $362,349


EARNINGS PER COMMON SHARE

The computations of earnings per common share for the quarters ended March 29, 1997 and March 30, 1996 are based on the weighted average number of common shares outstanding and common stock equivalents. A dual presentation of earnings per common share has not been made since there is no significant difference in earnings per share calculated on a primary or fully diluted basis.


BUSINESS SEGMENT DATA

                                         Quarter Ended
                                  March 29,       March 30,
(In thousands)                       1997            1996

SALES
Specialty Chemicals              $  398,706      $  391,711
Specialty Equipment and Controls     75,167          68,757

  Total net sales                $  473,873      $  460,468

OPERATING PROFIT
Specialty Chemicals              $   68,558      $   62,570
Specialty Equipment and Controls      7,626           7,106
General corporate expense         (   6,092)       (  5,884)

  Total operating profit         $   70,092      $   63,792




             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS




 FIRST QUARTER RESULTS

 Overview

 Consolidated net sales of $473.9 million for the first quarter of 1997 increased 3% from the comparable 1996 period. The increase was primarily attributable to higher unit volume of 5% offset equally by lower pricing and the impact of foreign currency translation. International sales, including U.S. exports, decreased as a percentage of total sales to 38% from 40% in the first quarter of 1996. Net earnings of $26.6 million increased 26% versus the first quarter of 1996. Net earnings per common share of $.35 were 21% higher than the first quarter of 1996.

 Gross margin as a percentage of net sales decreased slightly to 35.8% from 36.0% in the first quarter of 1996. Consolidated operating profit increased 10% to $70.1 million as the specialty chemicals segment rose 10% and the specialty process equipment and controls segment increased 7%.

 Specialty Chemicals

 The Company's specialty chemicals segment reported sales of $398.7 million representing a 2% increase from the first quarter of 1996. The increase resulted from improved unit volume of 4% offset equally by lower pricing and the impact of foreign currency translation. An analysis of sales by major product class within the specialty chemicals segment follows.

 Chemicals and polymers sales of $127.8 million rose 2% from the 1996 first quarter. Sales of rubber chemicals, EPDM and nitrile rubber increased as higher unit volume of 5% was partially offset by lower selling prices and the impact of foreign currency translation.

 Crop protection sales of $104.6 million were 7% higher versus the first quarter of 1996 primarily attributable to higher unit volume. Improved sales in Europe and increased seed treatment business contributed to the improvement.

 Specialty sales of $75.4 million increased 5% from the 1996 first quarter primarily due to increased unit volume for urethane prepolymers and additives for plastics and lubricants.

 Colors sales of $64.7 million decreased 8% from the comparable
 1996 quarter due primarily to lower unit volume of approximately
 3%, lower selling prices of 3% and foreign currency translation of 2%.

 Specialty ingredients sales of $26.2 million were slightly higher than the first quarter of 1996.

 Operating profit of $68.6 million for the first quarter of 1997 increased 10% versus the first quarter of 1996. The improvement in operating profit resulted primarily from an increase in unit volume and lower operating costs.

 Specialty Process Equipment and Controls

 The Company's specialty process equipment and controls segment reported sales of $75.2 million, representing a 9% increase from the first quarter of 1996. Approximately 8% was attributable to higher unit volume and 4% to the incremental impact from acquisitions, partially offset by the impact of foreign currency translation of 2% and lower pricing of 1%. Sales growth was achieved in most product lines, especially in wire and cable and profile applications.

 Operating profit for the first quarter of 1997 of $7.6 million increased 7%, primarily attributable to higher unit volume in the domestic business. The order backlog for extruders and related equipment at the end of the first quarter of 1997 amounted to $98 million compared to $92 million at December 28, 1996.

 Other

 Selling, general and administrative expenses of $66.7 million decreased 3% primarily due to planned cost reductions partially offset by inflation and increased spending to support a higher sales level. Depreciation and amortization of $19.9 million decreased 4% from the comparable 1996 period as a result of certain assets becoming fully depreciated and amortized. Research and development cost of $12.9 million approximated the first quarter of 1996. Interest expense of $27.0 million decreased 7% from the comparable 1996 period primarily due to lower levels of indebtedness. Other expense of $198 thousand decreased from $320 thousand in the first quarter of 1996. The effective tax rate of 38% decreased slightly versus 38.7% in the comparable 1996 period.

 LIQUIDITY AND CAPITAL RESOURCES

 The March 29, 1997 working capital balance of $395.2 million increased $10.4 million from year-end 1996. The current ratio decreased slightly to 2.0 from 2.1 at the end of 1996. Days sales in receivables averaged 54 days for the first quarter of
 1997 versus 55 days for 1996.   Inventory turnover averaged 3.2
 for the first quarter of 1997 unchanged from 1996.

 Net cash provided by operations of $32.8 million increased $5.8 million from the first quarter of 1996 primarily as a result of increased net earnings and was used with cash reserves to fund capital expenditures and reduce indebtedness. The annual dividend payout has been reduced to $.05 per share payable in May 1997. The Company's debt to total capital percentage decreased to 108% from 110% at year end 1996.

 Capital expenditures are expected to approximate $60 million in 1997 primarily for replacement needs and improvement of domestic and foreign facilities. The Company's long-term liquidity needs including such items as capital expenditures and debt repayments are ultimately expected to be financed from future operations.


 ENVIRONMENTAL MATTERS

 The Company is involved in claims, litigation, administrative proceedings and investigations of various types in a number of jurisdictions. A number of such matters involve claims for a material amount of damages and relate to or allege environmental liabilities, including clean-up costs associated with hazardous waste disposal sites, natural resource damages, property damage and personal injury. The Company and some of its subsidiaries have been identified by federal, state or local governmental agencies, and by other potentially responsible parties (each a "PRP") under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, or comparable state statutes, as a PRP with respect to costs associated with waste disposal sites at various locations in the United States. In addition, the Company is involved with environmental remediation and compliance activities at some of its current and former sites in the United States and abroad.

 Each quarter, the Company evaluates and reviews estimates for future remediation and other costs to determine appropriate environmental reserve amounts. For each site a determination is made of the specific measures that are believed to be required to remediate the site, the estimated total cost to carry out the remediation plan, the portion of the total remediation costs to be borne by the Company and the anticipated time frame over which payments toward the remediation plan will occur. As of March 29, 1997, the Company's reserves for environmental remediation activities totaled $93.6 million. These estimates may subsequently change should additional sites be identified, circumstances change with respect to any site, the interpretation of current laws and regulations be modified or additional environmental laws and regulations be enacted.

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

          (a) The Annual Meeting of the Stockholders was held on April 29, 1997

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

          (c) A brief description of each matter voted upon at the Annual Meeting, and the results of voting, are as follows:


1.   Election of three (3) Directors to serve for a term
     expiring in 2000:
                                      FOR             WITHHELD

     Robert A. Fox             62,625,906 shares   965,271 shares
     Roger L. Headrick         62,625,102 shares   966,075 shares
     Leo I. Higdon Jr.         62,590,202 shares 1,000,975 shares

2. Approval of the selection by the Board of Directors of an auditor for 1997.

     FOR                    AGAINST               ABSTAINED

63,289,365 shares        101,242 shares       200,570 shares

3. A proposal to approve the material terms of the performance goals under which annual incentive compensation is determined under the 1997 Management Incentive Plan.

     FOR                    AGAINST               ABSTAINED

60,281,749 shares        2,683,927 shares     625,501 shares



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


                            SIGNATURES


     Pursuant to the requirements of the Securities and Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              CROMPTON & KNOWLES CORPORATION
                                                (Registrant)


May 12, 1997                  By:/s/ Charles J. Marsden
                                 Charles J. Marsden
                                 Senior Vice President &
                                 Chief Financial Officer


May 12, 1997                  By:/s/ John T. Ferguson II
                                 John T. Ferguson II
                                 Vice President, General
                                 Counsel and Secretary


CROMPTON & KNOWLES CORPORATION AND SUBSIDIARIES
EXHIBIT 11 - STATEMENT RE COMPUTATION OF PER SHARE EARNINGS
   (In thousands, except per share data)


                                            PRIMARY
                                            THREE MONTHS ENDED
                                              March 29,  March 30,
                                                1997       1996
Earnings
Net earnings                                $  26,611  $   21,154

Shares
Weighted average shares outstanding            73,078      71,537

Common stock equivalents                        2,349         462

Average shares outstanding                     75,427      71,999

Per share
Net earnings                                $    0.35  $     0.29



                                            FULLY DILUTED
                                            THREE MONTHS ENDED
                                              March 29,  March 30,
                                                1997       1996
Earnings
Net earnings                                $  26,611  $   21,154

Shares
Weighted average shares outstanding            73,078      71,537

Common stock equivalents                        2,792         581

Average shares outstanding                     75,870      72,118

Per share
Net earnings                                $    0.35  $     0.29