Form 10-Q
period 1997-06-28
CROMPTON & KNOWLES CORP
filed 1997-08-12
CIK 25757

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549


                             FORM 10-Q


(Mark One)
X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 28, 1997

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

         Class                    Outstanding at July 16, 1997
Common Stock, $.10 par value             73,492,512 shares






                 CROMPTON & KNOWLES CORPORATION
                           FORM 10-Q
                FOR QUARTER ENDED JUNE 28, 1997



                             INDEX




 PART I.     FINANCIAL INFORMATION:

 Item 1.     Condensed Financial Statements and
             Accompanying Notes

             .  Consolidated Statements of Earnings
                (unaudited) - Quarters and six months ended
                 June 28, 1997 and June 29, 1996

             .  Consolidated Balance Sheets - June 28, 1997
                (unaudited) and December 28, 1996

             .  Consolidated Statements of Cash Flows
                (unaudited) - Six months ended
                 June 28, 1997 and June 29, 1996

             .  Notes to Consolidated Financial
                Statements - Quarter ended June 28, 1997
                (unaudited)

 Item 2.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations


  PART II.    OTHER INFORMATION:

 Item 1.     Legal Proceedings

 Item 6.     Exhibits and Reports on Form 8-K

 Signatures

 *Exhibit 4   $600,000,000 Second Amended and Restated
              Credit Agreement

  Exhibit 11  Statement Re Computation of Per Share Earnings

 *Exhibit 27  Financial Data Schedule

* A copy of this Exhibit is annexed to this report on Form 10-Q provided to the Securities and Exchange Commission and the New
York Stock Exchange.



                              -1-

                                                                   UNAUDITED
CROMPTON & KNOWLES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Earnings
Quarters and six months ended June 28, 1997 and June 29, 1996
(In thousands, except per share data)

                                    Quarters ended         Six months ended
                                  June 28,   June 29,    June 28,   June 29,
                                  1997       1996        1997       1996


 Net sales                        $ 494,142  $ 469,633   $ 968,015  $ 930,101

 Cost of products sold              312,638    295,668     617,010    590,207
 Selling, general and administrative 69,767     71,104     136,439    139,717
 Depreciation and amortization       20,300     21,757      40,153     42,348
 Research and development            13,054     13,140      25,938     26,073

 Operating profit                    78,383     67,964     148,475    131,756
 Interest                            26,581     29,035      53,534     58,026
 Other expense(income)                  583       (599)        781       (279)

 Earnings before income
   taxes and extraordinary loss      51,219     39,528      94,160     74,009

 Income taxes                        19,451     15,152      35,781     28,479

 Earnings before
   extraordinary loss                31,768     24,376      58,379     45,530

 Extraordinary loss on early
   extinguishment of debt            (1,227)      (441)     (1,227)      (441)

 Net earnings                     $  30,541  $  23,935   $  57,152  $  45,089

 Per common share:
 Earnings before
   extraordinary loss             $    .42   $    .34    $    .77   $    .63
 Extraordinary loss                   (.02)         -        (.02)         -

 Net earnings                     $    .40   $    .34    $    .75   $    .63

 Dividends per common share       $    .05   $   .135    $    .05   $    .27

 Average shares outstanding          76,195     72,166      76,197     72,142




 See accompanying notes to consolidated financial statements.
                                     - 2 -




                                            June 28, 1997 UNAUDITED

CROMPTON & KNOWLES CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
June 28, 1997 and December 28, 1996
(In thousands of dollars)


                                             June 28,          December 28,
                                               1997               1996
  ASSETS
  CURRENT ASSETS
  Cash                                    $     28,637       $     21,120
  Accounts receivable                          291,765            267,871
  Inventories                                  362,149            362,349
  Other current assets                          86,032             90,897
      Total current assets                     768,583            742,237
  NON-CURRENT ASSETS
  Property, plant and equipment                476,768            497,979
  Cost in excess of acquired net assets        184,484            189,012
  Other assets                                 205,301            227,962
                                          $  1,635,136       $  1,657,190

  LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES
  Current installments of long-term debt  $       --         $        731
  Notes payable                                  2,973              8,595
  Accounts payable                             140,950            151,270
  Accrued expenses                             145,130            143,133
  Income taxes payable                          41,580             33,214
  Other current liabilities                     24,446             20,536
      Total current liabilities                355,079            357,479
  NON-CURRENT LIABILITIES
  Long-term debt                               993,237          1,054,982
  Accrued postretirement liability             181,220            181,980
  Other liabilities                            155,259            159,167

  STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock                                   7,733              7,724
  Additional paid-in capital                   229,362            232,010
  Accumulated deficit                         (203,688)          (257,177)
  Accumulated translation adjustment           (36,831)           (25,592)
  Treasury stock at cost                       (42,190)           (48,083)
  Deferred compensation                         (1,285)            (1,587)
  Pension liability adjustment                  (2,760)            (3,713)
      Total stockholders' deficit              (49,659)           (96,418)

                                          $  1,635,136       $  1,657,190


  See accompanying notes to consolidated financial statements.
                                   - 3 -




                                                             UNAUDITED
CROMPTON & KNOWLES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Six months ended June 28, 1997 and June 29, 1996
(In thousands of dollars)



                                                     June 28,    June 29,
Increase (decrease) to cash                            1997        1996
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                                     $  57,152   $  45,089
  Adjustments to reconcile net earnings
    to net cash provided by operations:
    Depreciation and amortization                     40,153      42,348
    Noncash interest                                   6,946       8,362
    Deferred taxes                                    12,009       5,760
    Changes in assets and liabilities, net           (20,699)    (24,043)
  Net cash provided by operations                     95,561      77,516

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisitions                                           --      (15,713)
  Capital expenditures                               (17,040)    (19,492)
  Other investing activities                           2,535      (3,478)
  Net cash used by investing activities              (14,505)    (38,683)

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on long-term borrowings                   (67,241)    (14,840)
  Proceeds (payments) on short-term borrowings        (5,157)      8,524
  Dividends paid                                      (3,663)    (12,967)
  Other financing activities                           3,053         397
  Net cash used by financing activities              (73,008)    (18,886)

CASH
  Effect of exchange rates on cash                      (531)     (1,796)
  Change in cash                                       7,517      18,151
  Cash at beginning of period                         21,120      16,961
  Cash at end of period                            $  28,637   $  35,112




See accompanying notes to consolidated financial statements.
                                   -4-








CROMPTON & KNOWLES CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
Quarter ended June 28, 1997




PRESENTATION OF CONSOLIDATED FINANCIAL STATEMENTS

The information included in the foregoing consolidated financial statements is unaudited but reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.

Included in accounts receivable are allowances for doubtful accounts of $8.5 million in 1997 and $7.3 million at December 28, 1996.

Accumulated depreciation amounted to $398.3 million in 1997 and $375.7 million at December 28, 1996.

Accumulated amortization of cost in excess of acquired net assets amounted to $39.4 million in 1997 and $36.6 million at December
28, 1996.

Accumulated amortization of patents, unpatented technology and other intangibles amounted to $115.6 million in 1997 and $108.2 million at December 28, 1996.

Cash payments during the six months ended June 28, 1997 and June
29, 1996 included interest of $46.9 million and $52.1 million, respectively, and income taxes of $16.2 million and $16.4 million, respectively.

It is suggested that the interim consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's 1996 Annual Report on Form 10-K.

CAPITAL STOCK

As of June 28, 1997, there were 77,332,751 common shares issued at $.10 par value, of which 3,851,241 shares were held in the treasury.






INVENTORIES

Components of inventories are as follows:

                                    June 28,        Dec. 28,
(In thousands)                       1997             1996

Finished goods                     $240,928        $242,587
Work in process                      45,225          44,445
Raw materials and supplies           75,996          75,317

                                   $362,149        $362,349

EARNINGS PER COMMON SHARE

The computations of earnings per common share for the quarters and six months ended June 28, 1997 and June 29, 1996 are based on the weighted average number of common shares outstanding and common stock equivalents. A dual presentation of earnings per common share has not been made since there is no significant difference in earnings per share calculated on a primary or fully diluted basis.

ACCOUNTING STANDARD CHANGE

In February 1997 the Financial Accounting Standards Board issued Statement No.128 "Earnings per Share" which will require the Company to report both basic earnings per common share and diluted earnings per common share after December 15, 1997. Based on preliminary analysis, the Company does not expect the adoption of Statement No.128 to be materially different from earnings per common share for periods presented herein.









BUSINESS SEGMENT DATA

                                         Quarter Ended
                                   June 28,        June 29,
(In thousands)                       1997            1996

SALES
Specialty Chemicals              $  418,303      $  398,998
Specialty Equipment and Controls     75,839          70,635

  Total net sales                $  494,142      $  469,633

OPERATING PROFIT
Specialty Chemicals              $   76,074      $   66,845
Specialty Equipment and Controls      8,122           6,395
General corporate expense         (   5,813)       (  5,276)

  Total operating profit         $   78,383      $   67,964


                                       Six Months Ended
                                   June 28,        June 29,
(In thousands)                       1997            1996

SALES
Specialty Chemicals              $  817,009      $  790,709
Specialty Equipment and Controls    151,006         139,392

  Total net sales                $  968,015      $  930,101

OPERATING PROFIT
Specialty Chemicals              $  144,632      $  129,415
Specialty Equipment and Controls     15,748          13,501
General corporate expense         (  11,905)       ( 11,160)

  Total operating profit         $  148,475      $  131,756




             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


 SECOND QUARTER RESULTS

 Overview

 Consolidated net sales of $494.1 million for the second quarter of 1997 increased 5% from the comparable 1996 period. The increase was primarily attributable to higher unit volume of 7% offset by lower pricing (1%) and lower foreign currency translation (1%). International sales, including U.S. exports, were 39% of total sales unchanged from the second quarter of 1996. Net earnings before extraordinary losses on early extinguishment of debt increased 30% to $31.8 million, or $.42 per common share, compared to $24.4 million, or $.34 per common share, in the second quarter of 1996. Net earnings including extraordinary losses on early extinguishment of debt were $30.5 million, or $.40 per common share, compared to $23.9 million, or $.34 per common share, in 1996.

 Gross margin as a percentage of net sales decreased slightly to 36.7% from 37.0% in the second quarter of 1996. Consolidated operating profit increased 15% to $78.4 million as the specialty chemicals segment rose 14% and the specialty process equipment and controls segment increased 27%.

 Specialty Chemicals

 The Company's specialty chemicals segment reported sales of $418.3 million representing a 5% increase from the comparable 1996 period. The increase resulted from improved unit volume of 7% offset equally by lower pricing and lower foreign currency translation. An analysis of sales by major product class within the specialty chemicals segment follows.

 Chemicals and polymers sales of $126.1 million rose 1% from the second quarter of 1996. Unit volume was higher by 7% but was offset in part by lower pricing of 5% and lower foreign currency translation of 1%. Sales of rubber chemicals were lower than 1996 primarily due to lower pricing. EPDM and nitrile rubber sales increased primarily as a result of higher unit volume.

 Crop protection sales of $115.1 million were 10% higher versus the second quarter of 1996 primarily attributable to higher unit volume. Sales increases for miticides in the U.S. and strong demand for insecticides and fungicides worldwide contributed to the improvement.


 Specialty sales of $82.2 million increased 12% from the 1996 second quarter primarily due to increased unit volume for lubricant and plastics additives, polymerization inhibitors and urethane prepolymers.

 Colors sales of $69.2 million declined 2% from the comparable
 1996 quarter. Increased unit volume of 3% (primarily from European dyes) was more than offset by lower foreign currency translation of 3% and lower selling prices of 2%.

 Specialty ingredients sales of $25.7 million were 3% lower than the second quarter of 1996 primarily attributable to lower unit volume as a result of product line rationalization.

 Operating profit of $76.1 million for the second quarter of 1997 increased 14% versus the second quarter of 1996. The improvement in operating profit resulted primarily from an increase in unit volume and lower operating costs.

 Specialty Process Equipment and Controls

 The Company's specialty process equipment and controls segment reported sales of $75.8 million, representing a 7% increase from the second quarter of 1996. Approximately 8% was attributable to higher unit volume and 1% to higher pricing offset in part by lower foreign currency translation of 2%. Sales growth was achieved primarily in the automotive, construction and packaging materials markets.

 Operating profit for the second quarter of 1997 of $8.1 million increased 27%, primarily attributable to higher unit volume and pricing. The order backlog for extruders and related equipment at the end of the second quarter of 1997 amounted to $103 million compared to $92 million at the end of 1996.

 Other

 Selling, general and administrative expenses of $69.8 million decreased 2% primarily due to planned cost reductions partially offset by inflation and increased spending to support a higher sales level. Depreciation and amortization of $20.3 million decreased 7% from the comparable 1996 period as a result of certain assets becoming fully depreciated and amortized. Research and development cost of $13.1 million approximated the second quarter of 1996. Interest expense of $26.6 million decreased 8% from the comparable 1996 period primarily due to lower levels of indebtedness. Other expense of $583 thousand compared to $599 thousand of other income in the second quarter of 1996. The effective tax rate of 38.0% decreased slightly versus 38.3% in the comparable 1996 period.


 YEAR-TO-DATE RESULTS

 Overview

 Consolidated net sales of $968 million for the first six months of 1997 increased 4% from the comparable period in 1996. The increase resulted primarily from improved unit volume of 6% offset equally by lower foreign currency translation and lower pricing. International sales, including U.S. exports, decreased as a percentage of total sales to 38% from 39% for the first six months of 1996. Net earnings before extraordinary losses on early extinguishment of debt increased 28% to $58.4 million, or $.77 per common share, compared to $45.5 million, or $.63 per common share, for the comparable 1996 period. Net earnings including extraordinary losses on early extinguishment of debt were $57.2 million, or $.75 per common share, compared to $45.1 million, or $.63 per common share, in 1996.

 Gross margin as a percentage of net sales decreased slightly to 36.3% from 36.5% for the first six months of 1996. Consolidated operating profit increased 13% to $148.5 million as the specialty chemicals segment rose 12% and the specialty process equipment and controls segment increased 17%.

 Specialty Chemicals

 The Company's specialty chemicals segment reported sales of $817 million, representing a 3% increase from the comparable 1996 period. Approximately 6% resulted from higher unit volume offset equally by lower pricing and lower foreign currency translation. An analysis of sales by major product class within the specialty chemicals segment follows.

 Chemicals and polymers sales of $253.9 million rose 2% from the first six months of 1996. Unit volume was higher by 6%, but was offset in part by lower pricing of 3% and lower foreign currency translation of 1%. Sales of rubber chemicals were lower than 1996 primarily due to lower pricing. EPDM and nitrile rubber sales increased primarily attributable to higher unit volume offset in part by lower pricing.

 Crop protection sales of $219.7 million increased 9% from the comparable 1996 period primarily attributable to higher unit volume. Sales increases for miticides in the U.S. and strong demand for insecticides and fungicides worldwide contributed to the improvement.

 Specialty sales of $157.6 million increased 9% from the six month period of 1996 primarily due to increased unit volume for urethane prepolymers and additives for plastics and lubricants.

 Color sales of $134 million declined 5% from the first six months of 1996. The decrease was attributable equally to lower foreign currency translation and lower pricing.

 Specialty ingredients sales of $51.8 million were 1% lower than the comparable period in 1996 primarily attributable to lower unit volume as a result of product line rationalization.

 Operating profit of $144.6 million for the first six months of 1997 increased 12% versus $129.4 million in the prior year. The improvement in operating profit resulted primarily from an increase in unit volume and lower operating costs.

 Specialty Process Equipment and Controls

 The Company's specialty process equipment and controls segment reported sales of $151 million representing an 8% increase from the 1996 six month period. Essentially all of the increase was attributable to higher unit volume as a 2% increase from acquisitions was offset by lower foreign currency translation of 2%. Operating profit of $15.7 million increased 17% versus the comparable 1996 period primarily as a result of higher unit volume.

 Other

 Selling, general and administrative expenses of $136.4 million decreased 2% versus the comparable period in 1996 due to planned cost reductions offset by inflation and increased spending to support a higher sales level. Depreciation and amortization of $40.2 million decreased 5% versus the 1996 period as a result of certain assets becoming fully depreciated and amortized. Research and development cost of $25.9 million decreased slightly from $26.1 million in 1996. Interest expense of $53.5 million decreased 8% from the comparable period in 1996 due to lower levels of indebtedness. Other expenses of $781 thousand compared to $279 thousand of other income in 1996. The effective tax rate of 38.0% decreased slightly versus 38.5% in the comparable 1996 period.

 LIQUIDITY AND CAPITAL RESOURCES

 The June 28, 1997 working capital balance of $413.5 million increased $28.7 million from year-end 1996. The current ratio of 2.2 increased slightly from 2.1 at the end of 1996. Days sales in receivables averaged 53 days for the six month period in 1997 versus 55 days for 1996. Inventory turnover averaged
 3.3 for the first half of 1997 versus 3.2 for 1996.

 Net cash provided by operations of $95.6 million increased $18.0 million from the first half of 1996 primarily as a result of increased net earnings. Cash provided by operations was used to fund capital expenditures, reduce indebtedness and pay the annual cash dividend. The Company's debt to total capital percentage decreased to 105% from 110% at year-end 1996.

 Capital expenditures are expected to approximate $50 to $55 million in 1997 primarily for replacement needs and improvement of domestic and foreign facilities. The Company's long-term liquidity needs including such items as capital expenditures and debt repayments are ultimately expected to be financed from future operations.

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

 Each quarter, the Company evaluates and reviews estimates for future remediation and other costs to determine appropriate environmental reserve amounts. For each site a determination is made of the specific measures that are believed to be required to remediate the site, the estimated total cost to carry out the remediation plan, the portion of the total remediation costs to be borne by the Company and the anticipated time frame over which payments toward the remediation plan will occur. As of June 28, 1997, the Company's reserves for environmental remediation activities totaled $92.0 million. These estimates may subsequently change should additional sites be identified, circumstances change with respect to any site, the interpretation of current laws and regulations be modified or additional environmental laws and regulations be enacted.

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





Part II -- Other Information


Item 1.  Legal Proceedings.

     (i) The Registrant's subsidiary, Uniroyal Chemical Company, Inc., manufactures nitrile rubber at its Painesville, Lake County, Ohio plant (the "Painesville Plant"). The Painesville Plant pretreats and discharges its process wastewater to the Lake County sanitary sewer system for treatment at Lake County's Greater Mentor Wastewater Treatment Plant ("GMWTP"). On June 15, 1993, Lake County submitted to the State of Ohio Environmental Protection Agency ("Ohio EPA") a proposed Local Limit aimed at regulating the amount of substances which absorb at 230 nanometers that are discharged in wastewater to the GMWTP. One of the principal ingredients in the Painesville Plant's nitrile rubber manufacturing process, which is known as Tamol, absorbs at 230 nanometers. Lake County claims that Tamol interferes with the treatment process at the GMWTP and causes the GMWTP to violate the 30-day average total suspended solids and total phosphorus limits in its NPDES permit.

          Ohio EPA approved the Local Limit on March 9, 1994.
The Painesville Plant appealed Ohio EPA's approval of the Local Limit to the Ohio Environmental Board of Review (the "EBR"). Beginning in July 1996, Lake County began issuing Notices of Violation and assessing $1,000 per day administrative fines for the Painesville Plant's violation of the Local Limit. From July 1996 through April 30, 1997, Lake County has assessed against the Painesville Plant a total of $266,000 in administrative fines.
In addition, Lake County has ordered Uniroyal Chemical to reimburse it for $106,295 in fines Lake County has paid the State of Ohio for the GMWTP's violations of its NPDES permit. The Painesville Plant appealed Lake County's Reimbursement Order and its initial assessment of administrative fines to the Lake County Court of Common Pleas.

          In September 1996, the Painesville Plant submitted to Lake County a proposed schedule for achieving compliance with the Local Limit. Since December 1996, the Painesville Plant, Lake County, and Ohio EPA have been negotiating in an effort to settle the above-described disputes. Since the parties commenced settlement negotiations in December 1996, all legal proceedings concerning the above-described matters have been stayed voluntarily by agreement of the parties.

     (ii) Reference is made to page 16 of the Registrant's 1996 Annual Report on Form 10-K for information pertaining to the Vertac Chemical Corporation site in Jacksonville, Arkansas. On May 21, 1997, the Court (a) ruled that the Registrant's subsidiary, Uniroyal Chemical Ltd., is jointly and severally liable with Hercules and Vertac for the contamination of the Vertac plant site and the remediation costs associated with that contamination; (b) sustained the jury's finding in favor of Uniroyal Chemical Ltd. on its contribution claim against Hercules; (c) reversed the jury's finding that Hercules was not entitled to contribution from Uniroyal Chemical Ltd.; and (d) reversed the jury's finding that the damages at the site which were caused by Uniroyal Chemical Ltd. were divisible. As no party to the decision has sought any interlocutory appeal, it is anticipated that discovery within the allocation phase of the proceedings will begin within the next three months. In addition, the State of Arkansas has commenced an action for natural resource damages which is currently pending in the State court, but Uniroyal Chemical Ltd. has not been named a party in that action.





Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          Number              Description

          (4)*      $600,000,000 Second Amended and
                    Restated Credit Agreement dated as
                    of July 25, 1997, by and among
                    Crompton & Knowles Corporation and
                    certain of its subsidiaries, as
                    Borrowers, and various lenders, and
                    Citicorp USA, Inc., as Agent and The
                    Chase Manhattan Bank as Managing Agent.

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


                              CROMPTON & KNOWLES CORPORATION
                                                (Registrant)


August 12, 1997               By:/s/ Charles J. Marsden
                                 Charles J. Marsden
                                 Senior Vice President &
                                 Chief Financial Officer


August 12, 1997               By:/s/ John T. Ferguson II
                                 John T. Ferguson II
                                 Vice President, General
                                 Counsel and Secretary