Form 10-Q
period 1997-09-27
CROMPTON & KNOWLES CORP
filed 1997-11-12
CIK 25757

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549


                             FORM 10-Q
(Mark One)
X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 27, 1997

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

     Indicate the number of shares outstanding of each of the
issuer's classes of common stock, as of the latest practicable date.
         Class                    Outstanding at October 15, 1997
Common Stock, $.10 par value             73,550,435 shares









                 CROMPTON & KNOWLES CORPORATION
                           FORM 10-Q
              FOR QUARTER ENDED SEPTEMBER 27, 1997



                             INDEX




 PART I.     FINANCIAL INFORMATION:

 Item 1.     Condensed Financial Statements and
             Accompanying Notes

             .  Consolidated Statements of Operations
                (unaudited) - Quarters and nine months ended
                 September 27, 1997 and September 28, 1996

             .  Consolidated Balance Sheets - September 27, 1997
                (unaudited) and December 28, 1996

             .  Consolidated Statements of Cash Flows
                (unaudited) - Nine months ended
                 September 27, 1997 and September 28, 1996

             .  Notes to Consolidated Financial
                Statements - Quarter ended September 27, 1997
                (unaudited)

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








                              -1-

                                                                 UNAUDITED
CROMPTON & KNOWLES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
Quarters and nine months ended September 27, 1997 and September 28, 1996 (In thousands, except per share data)

                                Quarters ended         Nine months ended
                              Sept.27,   Sept.28,    Sept.27,     Sept.28,
                              1997       1996        1997         1996

 Net sales                    $ 455,076  $ 468,391   $ 1,423,091  $ 1,398,492

 Cost of products sold          287,626    303,834       904,636      894,041
 Selling, general
   and administrative            67,713     72,524       204,152      212,241
 Depreciation and amortization   20,092     21,129        60,245       63,477
 Research and development        13,543     14,043        39,481       40,116
 Severance and other costs       13,000         -         13,000           -
 Special environmental provision 15,000     30,000        15,000       30,000
 Merger and related costs            -      85,000            -        85,000

 Operating profit (loss)         38,102    (58,139)      186,577       73,617
 Interest                        25,641     28,792        79,175       86,818
 Other income                   (27,910)      (483)      (27,129)        (762)

 Earnings (loss) before income
   taxes and extraordinary loss  40,371    (86,448)      134,531      (12,439)

 Income taxes                    15,549    (16,876)       51,330       11,603

 Earnings (loss) before
   extraordinary loss            24,822    (69,572)       83,201      (24,042)

 Extraordinary loss on early
   extinguishment of debt        (1,882)        -         (3,109)        (441)

 Net earnings (loss)          $  22,940  $ (69,572)  $    80,092  $   (24,483)

 Per common share:
 Earnings (loss) before
   extraordinary loss         $    .32   $   (.97)   $     1.09   $     (.34)
 Extraordinary loss               (.02)         -          (.04)           -

 Net earnings (loss)          $    .30   $   (.97)   $     1.05   $     (.34)

 Dividends per common share   $      -   $      -    $      .05   $      .27

 Average shares outstanding      76,491     72,140        76,505       71,747

 See accompanying notes to consolidated financial statements.
                                 - 2 -





                                            September 27, 1997 UNAUDITED

CROMPTON & KNOWLES CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
September 27, 1997 and December 28, 1996
(In thousands of dollars)


                                            September 27,      December 28,
                                               1997               1996
  ASSETS
  CURRENT ASSETS
  Cash                                    $     15,154       $     21,120
  Accounts receivable                          281,595            267,871
  Inventories                                  350,491            362,349
  Other current assets                          85,537             90,897
      Total current assets                     732,777            742,237
  NON-CURRENT ASSETS
  Property, plant and equipment                471,437            497,979
  Cost in excess of acquired net assets        182,427            189,012
  Other assets                                 186,140            227,962
                                          $  1,572,781       $  1,657,190

  LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES
  Current installments of long-term debt  $         -        $        731
  Notes payable                                  2,113              8,595
  Accounts payable                             129,576            151,270
  Accrued expenses                             162,855            143,133
  Income taxes payable                          39,507             33,214
  Other current liabilities                     25,815             20,536
      Total current liabilities                359,866            357,479
  NON-CURRENT LIABILITIES
  Long-term debt                               924,549          1,054,982
  Accrued postretirement liability             152,722            181,980
  Other liabilities                            163,532            159,167

  STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock                                   7,733              7,724
  Additional paid-in capital                   228,985            232,010
  Accumulated deficit                         (180,756)          (257,177)
  Accumulated translation adjustment           (38,702)           (25,592)
  Treasury stock at cost                       (41,254)           (48,083)
  Deferred compensation                         (1,134)            (1,587)
  Pension liability adjustment                  (2,760)            (3,713)
      Total stockholders' deficit              (27,888)           (96,418)

                                          $  1,572,781       $  1,657,190


  See accompanying notes to consolidated financial statements.
                                   - 3 -






                                                             UNAUDITED
CROMPTON & KNOWLES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Nine months ended September 27, 1997 and September 28, 1996
(In thousands of dollars)



                                                    Sept. 27,    Sept. 28,
Increase (decrease) to cash                           1997         1996
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings (loss)                             $   80,092   $  (24,483)
  Adjustments to reconcile net earnings (loss)
    to net cash provided by operations:
    Depreciation and amortization                     60,245       63,477
    Noncash interest                                  10,541       12,515
    Deferred taxes                                    21,689      (10,598)
    Changes in assets and liabilities, net            (6,183)      52,443
  Net cash provided by operations                    166,384       93,354

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisitions                                             -      (15,713)
  Capital expenditures                               (27,900)     (29,107)
  Other investing activities                           3,008       (3,429)
  Net cash used by investing activities              (24,892)     (48,249)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds (payments) on long-term borrowings       (141,098)      47,748
  Payments on short-term borrowings                   (5,901)     (96,889)
  Proceeds from sale of common stock, net                  -       14,150
  Dividends paid                                      (3,671)     (12,967)
  Other financing activities                           3,612        2,122
  Net cash used by financing activities             (147,058)     (45,836)

CASH
  Effect of exchange rates on cash                      (400)         603
  Change in cash                                      (5,966)        (128)
  Cash at beginning of period                         21,120       16,961
  Cash at end of period                           $   15,154   $   16,833











See accompanying notes to consolidated financial statements.
                                  -4-






CROMPTON & KNOWLES CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
Quarter ended September 27, 1997




PRESENTATION OF CONSOLIDATED FINANCIAL STATEMENTS

The information included in the foregoing consolidated financial statements is unaudited but reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.

Included in accounts receivable are allowances for doubtful accounts of $8.8 million in 1997 and $7.3 million at December 28, 1996.

Accumulated depreciation amounted to $409.8 million in 1997 and $375.7 million at December 28, 1996.

Accumulated amortization of cost in excess of acquired net assets amounted to $40.8 million in 1997 and $36.6 million at December
28, 1996.

Accumulated amortization of patents, unpatented technology and other intangibles amounted to $119.4 million in 1997 and $108.2 million at December 28, 1996.

Cash payments during the nine months ended September 27, 1997 and September 28, 1996 included interest of $62.7 million and $68.9 million, respectively, and income taxes of $25.1 million and $18.8 million, respectively.

It is suggested that the interim consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's 1996 Annual Report on Form 10-K.

CAPITAL STOCK

As of September 27, 1997, there were 77,332,751 common shares issued at $.10 par value, of which 3,789,560 shares were held in the treasury.


INVENTORIES

Components of inventories are as follows:

                                   Sept.27,        Dec. 28,
(In thousands)                       1997             1996

Finished goods                     $223,099        $242,587
Work in process                      45,716          44,445
Raw materials and supplies           81,676          75,317

                                   $350,491        $362,349

EARNINGS(LOSS)PER COMMON SHARE

The computation of earnings per common share for the quarter and nine months ended September 27, 1997 is based on the weighted average number of common shares outstanding and common stock equivalents. The computation of loss per common share for the quarter and nine months ended September 28, 1996 is based solely on the weighted average number of common shares outstanding since the inclusion of common stock equivalents would be antidilutive. A dual presentation of earnings (loss) per common share has not been made since there is no significant difference in earnings per share calculated on a primary or fully diluted basis.

ACCOUNTING STANDARD CHANGE

In February 1997 the Financial Accounting Standards Board issued Statement No.128 "Earnings per Share" which will require the Company to report both basic earnings per common share and diluted earnings per common share after December 15, 1997. Based on preliminary analysis, the Company does not expect the adoption of Statement No.128 to be significantly different from earnings per common share for periods presented herein.










BUSINESS SEGMENT DATA

                                         Quarter Ended
                                   Sept.27,        Sept.28,
(In thousands)                       1997            1996

SALES
Specialty Chemicals              $  375,328      $  395,684
Specialty Equipment and Controls     79,748          72,707

  Total net sales                $  455,076      $  468,391

OPERATING PROFIT
Specialty Chemicals              $   61,407      $   57,939
Specialty Equipment and Controls     10,165           4,605
Severance and other costs         (  13,000)              -
Special environmental provision   (  15,000)      (  30,000)
Merger and related costs                  -       (  85,000)
General corporate expense         (   5,470)      (   5,683)

  Total operating profit (loss)  $   38,102      $(  58,139)


                                       Nine Months Ended
                                   Sept.27,        Sept.28,
(In thousands)                       1997            1996

SALES
Specialty Chemicals              $1,192,337      $1,186,393
Specialty Equipment and Controls    230,754         212,099

  Total net sales                $1,423,091      $1,398,492

OPERATING PROFIT
Specialty Chemicals              $  206,039      $  187,354
Specialty Equipment and Controls     25,913          18,106
Severance and other costs         (  13,000)              -
Special environmental provision   (  15,000)      (  30,000)
Merger and related costs                  -       (  85,000)
General corporate expense         (  17,375)      (  16,843)

  Total operating profit         $  186,577      $   73,617



OTHER INCOME

The U.S. Department of the Army has funded certain costs related to postretirement medical and life insurance benefits of retirees of the Company's Uniroyal Chemical subsidiary who worked at the Joliet Army Ammunition Plant in Joliet, Illinois. These costs were previously accrued by Uniroyal Chemical as a result of adopting FASB Statement No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions". Uniroyal Chemical operated the plant for the Army on a cost reimbursement basis from the 1940's until 1993. The funds are held in trust in satisfaction of the government's liability to reimburse Uniroyal Chemical for these costs. At the same time, the government waived its claim to certain funds held in pension trusts for the benefit of these Joliet retirees. The resulting pretax gain amounted to $28 million, and is included in other income in the consolidated statement of operations.





             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS




 THIRD QUARTER RESULTS


 Overview

 Consolidated net sales of $455.1 million for the third quarter of 1997 were 3% lower than the comparable 1996 period primarily attributable to lower pricing (1%) and lower foreign currency translation (2%). International sales, including U.S. exports, were 41% of total sales compared to 42% in the third quarter of 1996.

 Net earnings before extraordinary losses on early extinguishment of debt increased 45% to $24.8 million, or $.32 per common share. This compares with $17.0 million, or $.24 per common share, in the prior year before merger and related costs of $85.0 million ($68.1 million after-tax) and a special environmental provision of $30.0 million ($18.5 million after-tax). Net earnings were $22.9 million, or $.30 per common share, compared to a loss of $69.6 million, or $.97 per common share, in 1996.

 Gross margin as a percentage of net sales increased to 36.8% from 35.1% in the third quarter of 1996. The increase was attributable primarily to lower manufacturing costs and improved product mix within most businesses. Consolidated operating profit, before special charges of $28.0 million in 1997 and $115.0 million in 1996, increased 16% to $66.1 million from $56.9 million in the prior year. Both segments contributed to the increase as specialty chemicals rose 6% and specialty process equipment and controls increased 121%.

 Specialty Chemicals

 The Company's specialty chemicals segment reported sales of $375.3 million representing a 5% decline from the comparable 1996 period. Reduced pricing (1%) as well as lower unit volume (2%) and lower foreign currency translation (2%) accounted for the decrease. An analysis of sales by major product class within the specialty chemicals segment follows.

 Chemicals and polymers sales of $120.3 million declined 3% from the third quarter of 1996. Unit volume was higher by 3%, but was more than offset by lower pricing of 5% and lower foreign currency translation of 1%. Sales of rubber chemicals were lower than 1996 primarily due to lower pricing. EPDM and nitrile rubber sales increased primarily as a result of higher unit volume.

 Crop protection sales of $91.4 million were 11% lower than the prior year's third quarter. The decrease was primarily attributable to lower unit volume as early season strength in fungicides and insecticides detracted from third quarter sales. In addition, customer deferral to the fourth quarter of certain international sales and plant growth regulants in the U.S. lowered third quarter sales.

 Specialty sales of $77.6 million increased slightly from the third quarter of 1996. Increased unit volume in urethane prepolymers more than offset lower intermediate sales of DPA and aniline. Excluding such intermediates, sales were up 5% in the quarter.

 Colors sales of $62.4 million declined 5% from the comparable
 1996 quarter primarily attributable to lower foreign currency translation of 3% and lower selling prices of 2%.

 Specialty ingredients sales of $23.6 million were 11% lower than the third quarter of 1996 primarily attributable to lower unit volume as a result of product line rationalization.

 Operating profit of $61.4 million increased 6% versus the third quarter of 1996 primarily as a result of lower costs and improved product mix within most businesses.

 Specialty Process Equipment and Controls

 The Company's specialty process equipment and controls segment reported sales of $79.8 million, representing a 10% increase from the third quarter of 1996. Approximately 13% was attributable to higher unit volume and 1% to higher pricing, offset in part by lower foreign currency translation of 4%. Sales growth was achieved primarily in extrusion systems for the automotive, construction and packaging materials markets.

 Operating profit of $10.2 million increased 121% from the prior year primarily as a result of higher unit volume and pricing, cost reductions and improved product mix. The order backlog for extruders and related equipment at the end of the third quarter of 1997 amounted to $109 million compared to $92 million at the end of 1996.

 Other

 Selling, general and administrative expenses of $67.7 million decreased 7% primarily due to planned cost reductions and lower foreign currency translation. Depreciation and amortization of $20.1 million decreased 5% from the comparable 1996 period as a result of certain assets becoming fully depreciated and amortized. Research and development cost of $13.5 million decreased 4% from the third quarter of 1996, but as a percentage of sales remained constant at 3%.

 Special charges totaled $28.0 million during the third quarter of 1997. The environmental charge of $15.0 million reflects the company's current estimate of additional requirements for future remediation costs. The charge for severance and other costs of $13.0 million includes severance costs of $6.9 million relating to planned workforce reductions and other costs of $6.1 million relating primarily to certain product liability claims and costs associated with the implementation of SAP software.

 Interest expense of $25.6 million decreased 11% from the comparable 1996 period primarily due to lower levels of indebtedness.

 Other income includes a settlement with the U.S. Department of the Army. The Army funded certain costs related to postretirement medical and life insurance benefits of retirees of the Company's Uniroyal Chemical subsidiary, who worked at the Joliet Army Ammunition Plant in Joliet, Illinois. These costs were previously accrued by Uniroyal Chemical as a result of adopting FASB Statement No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions". Uniroyal Chemical operated the plant for the Army on a cost reimbursement basis from the 1940's until 1993. The funds are held in trust in satisfaction of the government's liability to reimburse Uniroyal Chemical for these costs. At the same time the government waived its claim to certain funds held in pension trusts for the benefits of these Joliet retirees. The resulting gain to the Company amounted to $28.0 million.

 The effective tax rate of 38.5% decreased versus 40.2% in the third quarter of 1996. The rate in 1996 excludes the impact of merger and related costs and a special charge for environmental costs.


 YEAR-TO-DATE RESULTS


 Overview

 Consolidated net sales of $1.42 billion for the first nine months of 1997 increased 2% from the comparable period in 1996. The increase resulted primarily from increased unit volume of 4% offset equally by lower foreign currency translation of 1% and lower pricing of 1%. International sales, including U.S. exports, decreased slightly as a percentage of total sales to 39% from 41% for the first nine months of 1996.

 Net earnings before extraordinary losses on early extinguishment of debt increased 33% to $83.2 million, or $1.09 per common share. This compares with $62.6 million, or $.87 per common share, for the prior year before merger and related costs of $85.0 million ($68.1 million after-tax) and a special environmental provision of $30.0 million ($18.5 million after-tax). Net earnings were $80.1 million, or $1.05 per common share, compared to a loss of $24.5 million, or $.34 per common share, in 1996.

 Gross margin as a percentage of net sales increased slightly to 36.4% from 36.1% for the first nine months of 1996. Consolidated operating profit, before special charges of $28.0 million in 1997 and $115.0 million in 1996, increased 14% to $214.6 million from $188.6 million in the prior year. Both segments contributed to the increase as specialty chemicals rose 10% and specialty process equipment and controls increased 43%.

 Specialty Chemicals

 The Company's specialty chemicals segment sales of $1.19 billion increased slightly from the comparable period in 1996 as higher unit volume of 3% was offset equally by lower pricing and lower foreign currency translation. An analysis of sales by major product class within the specialty chemicals segment follows.

 Chemicals and polymers sales of $374.2 million were essentially unchanged from the first nine months of 1996. Unit volume was higher by 5%, but was offset by lower pricing of 4% and lower foreign currency translation of 1%. Sales of rubber chemicals were lower than 1996 primarily due to lower pricing. EPDM and nitrile rubber sales increased primarily as a result of higher unit volume.

 Crop protection sales of $311.1 million increased 2% from the comparable 1996 period. The increase was primarily attributable to higher unit volume.

 Specialty sales of $235.2 million increased 6% from the nine month period of 1996, primarily due to increased unit volume for urethane prepolymers and specialty additives.

 Colors sales of $196.4 million declined 5% from the first nine months of 1996. The decrease was primarily attributable to lower foreign currency of 3% and lower pricing of 2%.

 Specialty ingredients sales of $75.4 million were 4% lower than the comparable period in 1996 primarily attributable to lower unit volume as a result of product line rationalization.

 Operating profit of $206.0 million increased 10% versus the prior year, primarily from an increase in unit volume and lower operating costs.


 Specialty Process Equipment and Controls

 The Company's specialty process equipment and controls segment reported sales of $230.8 million representing a 9% increase from the 1996 nine month period. The increase is primarily attributable to higher unit volume of 12% offset by lower foreign currency translation of 3%. Operating profit of $25.9 million increased 43% versus the comparable 1996 period primarily as a result of higher unit volume, cost reductions and improved product mix.


 Other

 Selling, general and administrative expenses of $204.2 million decreased 4% versus the comparable period in 1996 due primarily to planned cost reductions and lower foreign currency translation. Depreciation and amortization of $60.2 million decreased 5% versus the 1996 period as a result of certain assets becoming fully depreciated and amortized. Research and development cost of $39.5 million decreased slightly from the comparable period in 1996. Interest expense of $79.2 million decreased 9% from 1996 due primarily to lower levels of indebtedness. Other income includes a gain in the amount of $28.0 million relating to a settlement with the U.S. Department of the Army. The effective tax rate of 38.2% decreased versus 39.0% in the comparable period in 1996. The rate in 1996 excludes the impact of merger and related costs and a special charge for environmental costs.


 LIQUIDITY AND CAPITAL RESOURCES

 The September 27, 1997 working capital balance of $372.9 million decreased $11.8 million from year-end 1996. The current ratio of 2.0 decreased slightly from 2.1 at the end of 1996. Days sales in receivables averaged 54 days versus 55 days for the nine months of 1996. Inventory turnover averaged 3.3 versus 3.2 for the nine month period in 1996.


 Net cash provided by operations of $166.4 million increased $73 million compared to the first nine months of 1996 primarily as a result of increased net earnings. Cash provided by operations was used primarily to fund capital expenditures and reduce indebtedness. The Company's debt to total capital percentage decreased to 103% from 110% at year-end 1996.

 Capital expenditures are expected to approximate $50 million in 1997 primarily for replacement needs and improvement of domestic and foreign facilities. The Company's long-term liquidity needs including such items as capital expenditures and debt repayments are ultimately expected to be financed from future operations.


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

 Each quarter, the Company evaluates and reviews estimates for future remediation and other costs to determine appropriate environmental reserve amounts. For each site a determination is made of the specific measures that are believed to be required to remediate the site, the estimated total cost to carry out the remediation plan, the portion of the total remediation costs to be borne by the Company and the anticipated time frame over which payments toward the remediation plan will occur. During the quarter, the Company recorded a special environmental provision of $15.0 million and as of September 27, 1997, the Company's reserves for environmental remediation activities totaled $104.6 million. These estimates may subsequently change should additional sites be identified, circumstances change with respect to any site, the interpretation of current laws and regulations be modified or additional environmental laws and regulations be enacted.

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


                              CROMPTON & KNOWLES CORPORATION
                                                (Registrant)


November 11, 1997               By:/s/ Charles J. Marsden
                                 Charles J. Marsden
                                 Senior Vice President &
                                 Chief Financial Officer


November 11, 1997               By:/s/ John T. Ferguson II
                                 John T. Ferguson II
                                 Vice President, General
                                 Counsel and Secretary