Form 10-K
period 1997-12-27
CROMPTON & KNOWLES CORP
filed 1998-03-27
CIK 25757

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-K
(Mark One)
x      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the fiscal year ended December 27, 1997

                              OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the transition period from             to

                       Commission File No. 1-4663

                     Crompton & Knowles Corporation
         (Exact name of registrant as specified in its charter)

       Massachusetts                         04-1218720
       (State or other jurisdiction          (I.R.S. Employer
       of incorporation or organization)     Identification No.)

       One Station Place, Metro Center
        Stamford, Connecticut                     06902
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

     The aggregate market value of the voting stock held by non-affiliates of the registrant, computed as of February 27, 1998, was $ 2,180,278,709.

     The number of shares of Common Stock of the registrant outstanding as of February 27, 1998, was 74,369,397.

             DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Stockholders for fiscal year
  ended December 27, 1997     ........     Parts I, II and IV
Proxy Statement for Annual Meeting of Stockholders
 on April 28, 1998            ........     Part III


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

     The Corporation expanded its specialty chemical business in 1988 with the acquisitions of Ingredient Technology Corporation, a leading supplier of ingredients for the food and pharmaceutical industries, and Townley Dyestuffs Auxiliaries Company, Ltd., one of the largest independent suppliers of dyes for Great Britain's textile and paper industries. The Corporation made two acquisitions in 1990, acquiring the business and certain assets and liabilities of Atlantic Industries, Inc., a domestic dye manufacturer, and of APV Chemical Machinery, Inc., which manufactured the Sterling line of extruders, extrusion systems and industrial blow molding equipment for the plastics industry. In 1991, the Corporation acquired a wire and cable equipment business from Clipper Machines, Inc. In 1992, the Corporation acquired a pre-metallized dyes business and facility located in Oissel, France. The Corporation made two acquisitions in 1994, the Egan Machinery plastics extrusion, precision coating and cast and blown film equipment business and the plastics and rubber extrusion machinery and parts and after-market services business of McNeil & NRM, Inc. Since January 1995, the Corporation's domestic textile dyes and chemicals business and its specialty process equipment and controls business have been conducted by Crompton & Knowles Colors Incorporated and Davis-Standard Corporation, respectively, wholly owned subsidiaries of the Corporation. In 1995, the Corporation acquired the plastics and rubber extrusion business of McNeil Akron Repiquet SARL, including a manufacturing facility located in Dannemarie, France, and Killion Extruders, Inc., a producer of precision laboratory and small scale extrusion systems in Cedar Grove, New Jersey. In January 1996, the Corporation acquired Klockner ER-WE-PA GmbH, a manufacturer of extrusion coating, cast film and plastic extrusion equipment located in Erkrath, Germany. In April 1996, the Corporation acquired the Hartig line of plastic blow molding machines from Battenfeld Gloucester Engineering Co.

     In August 1996, Uniroyal Chemical Corporation ("UCC") was merged into and
became a wholly owned subsidiary of the Corporation.   UCC is the parent of
Uniroyal Chemical Company, Inc. ("Uniroyal"), a multinational manufacturer of elastomers, rubber chemicals, crop protection chemicals, specialty chemicals and urethane prepolymers.

     Information as to the sales, operating profit, and identifiable assets attributable to each of the Corporation's business segments during each of its last three fiscal years is set forth in the Notes to Consolidated Financial Statements on page 30 of the Corporation's 1997 Annual Report to Stockholders, and such information is incorporated herein by reference.

Products and Services

     The Corporation's products are currently marketed in approximately 120 countries and serve a wide variety of end use markets including tires, agriculture, automobiles, textiles, food, plastics, lubricants, petrochemicals, leather, construction, recreation, mining, paper, packaging, home furnishings, and appliances. The principal products and services offered by the Corporation are described below.


                       SPECIALTY CHEMICALS

Chemicals & Polymers

     Chemicals & Polymers, the Corporation's largest business with net sales for fiscal 1997 of $496.4 million, has three principal product lines: rubber chemicals, Royalene(R) EPDM rubber and Paracril(R) Nitrile Rubber.

     The rubber chemicals product line contains over 100 different chemicals for use in processing rubber. Those products include accelerators, antioxidants, antiozonants, chemical foaming agents and waxes. Accelerators are used for curing natural and synthetic rubber, and have a wide range of activation temperatures, curing ranges and use forms. Antiozonants protect rubber compounds from flex cracking and ozone, oxygen and heat degradation. Antioxidants provide rubber compounds with protection against oxygen, light and heat. Blowing agents produce gas by thermal decomposition or via a chemical reaction with other components of a polymer system and are mixed with rubber to produce sponge rubber products. Waxes inhibit static atmospheric ozone cracking in rubber. Tire manufacturers accounted for approximately 60% of the Corporation's rubber chemical sales in fiscal 1997, with the balance of such sales to the industrial rubber market which includes numerous manufacturers of hoses, belting, sponge and a wide variety of other engineered rubber products.

     The Corporation produces and markets approximately 30 different ethylene-propylene-diene rubber ("EPDM") polymer variations. EPDM is popularly known as "crackless rubber" because of its ability to withstand sunlight and ozone without cracking. EPDM's applications include single ply roofing, automobile, garden and radiator hoses, electrical insulation, tire sidewalls, mechanical seals and gaskets, sponge rubber seals for automobile doors, oil additives, and plastic modifiers.

     Nitrile rubber polymers, produced and marketed by the Corporation under the Paracril(R) trademark, are resistant to most types of oils. Paracril(R) nitrile rubber is produced in 22 different variations to meet specific end use requirements in automotive hoses, seals, rings, printing rolls, insulation and many other products exposed to oil.

     Net sales of rubber chemicals during fiscal 1997, 1996 and 1995 were
15.6%, 16.8% and 16.2% of the Corporation's net sales, respectively.   The
Corporation believes it is one of the three largest suppliers of rubber chemicals and EPDM polymers in the world, and the largest supplier of EPDM polymers in North America. The Corporation's success in this business has been due to several factors, including product performance, effective technical assistance and outstanding customer service which have earned the Corporation a reputation for excellence and strong customer loyalty.

     The Chemicals & Polymers business' products are predominantly sold by a direct common sales force to a generally overlapping customer base. The sales force is supported by a highly qualified staff of technical service specialists with extensive field and operational experience. Strong customer relations and market knowledge result from this direct sales effort. In certain geographic areas, the Chemicals & Polymers business' products are sold through distributors.

Crop Protection

     The Crop Protection business manufactures and markets a wide variety of agricultural chemicals for many major food crops, including grains, fruits, nuts and vegetables, and many non-food crops, such as tobacco, cotton, turf, flax and ornamental plants. The business focuses its efforts mainly on products used on high value cash crops, such as vegetables, nuts, citrus and tree and vine fruits as opposed to commodity crops such as soybeans and corn. The Crop Protection business had net sales for fiscal 1997 of $370.1 million.

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

     For the last several years, Gustafson has maintained a major developmental program in the field of naturally occurring biological control agents targeted for disease. Gustafson has focused its efforts on naturally occurring organisms as opposed to genetically engineered organisms. Gustafson received regulatory approval from the United States Environmental Protection Agency ("EPA") in 1992 for the first of a series of new biological formulations.

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

Specialties

     The Specialties business consists of Adiprene(R)/ Vibrathane(R) urethane prepolymers and a number of specialty chemicals used in the plastics and petroleum industries. The Specialties business had net sales for fiscal 1997 of $315.2 million.

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

     The Corporation believes that it is the leading manufacturer of high performance liquid castable urethane prepolymers in the world. Among the most common products using these prepolymers are solid industrial tires, printing rollers, industrial rolls, abrasion-resistant mining products such as chutes, hoppers and slurry transport systems, mechanical goods and a variety of sports equipment and other consumer items. The Corporation effectively competes in this business by providing efficient customer service and technical assistance through a highly regarded technical service staff and a proven ability to develop new products and technologies for its customers. Over 150 grades of urethane prepolymers are commercially available from Uniroyal.

     Adiprene(R)/Vibrathane(R) urethane prepolymers are sold directly by a dedicated sales force in the United States, Canada and Australia and by direct sales and through distributorships in Europe, Latin America and the Far East. Adiprene(R)/Vibrathane(R) customers are serviced worldwide by a dedicated technical and research and development staff, because the technology and service needs related to liquid casting is unique. Technical service personnel support field sales worldwide, while a research and development staff is dedicated to support rapidly changing customer needs.

Colors

     The Colors business had net sales in fiscal 1997 of $257.6 million. Textile dyes manufactured and sold by the Colors business are used on both synthetic and natural fibers for knit and woven garments, home furnishings such as carpets, draperies, and upholstery, and automotive furnishings including carpeting, seat belts, and upholstery. Industrial dyes and chemicals are marketed to the paper, leather, and ink industries for use on stationery, tissue, towels, shoes, apparel, luggage, and other products and for transfer printing inks.

     The Corporation also markets organic chemical intermediates and a line of chemical auxiliaries for the textile industry, including leveling agents, dye fixatives, and scouring agents.

     The Corporation is among the largest suppliers of dyes in the United States and is a leading domestic producer of specialty dyes for nylon, wool, polyester, acrylics, and cotton. The Corporation is recognized domestically as a leader in products and dyeing process technology for the broadloom carpet industry. In addition, the Corporation supplies unique dyes for can coating applications and ink-jet computer printers. In Europe, the primary dyes offerings of the Corporation have been acid and pre-metallized dyes for wool and nylon fibers. The Corporation is less of a factor in other segments of the European dyes industry.

     Sales of color and color chemical products accounted for 13.9%, 15.0% and 16.3% of the total revenues of the Corporation in 1997, 1996, and 1995, respectively.

     Domestically, the Corporation sells dyes and chemical auxiliaries predominantly through its own dedicated sales force. The Corporation's position as a leading dyes supplier in the United States has been maintained by satisfying the market's needs with quick customer response, efficient production, quality products and strong technical service. Outside the United States, as much as one-half of the Corporation's sales of dyes are made through third party distribution channels.

Ingredient Technology

     The Ingredient Technology business had fiscal 1997 net sales of $100.2 million. The Corporation manufactures and sells reaction and compounded flavor ingredients for the food processing, bakery, beverage and pharmaceutical industries; colors certified by the Food & Drug Administration for sale to domestic producers of food and pharmaceuticals; and inactive ingredients for the pharmaceutical industry. The Corporation is also a leading supplier of specialty sweeteners, including edible molasses, molasses blends, malt extracts, and syrups for the bakery, confectionery and food processing industries and a supplier of seasonings and seasoning blends for the food processing industry.

     The Corporation is a major supplier of edible molasses and malt extracts in North America, and a significant supplier of sugar-based specialty products. As a supplier of flavors and seasonings, the Corporation has many competitors in the United States and abroad. As a supplier of pharmaceutical excipients, the Corporation has a major position in sugar spheres used to control dosage in time-released formulas.

     The products of the Ingredient Technology business are sold predominantly through the Corporation's own sales force.


            SPECIALTY PROCESS EQUIPMENT AND CONTROLS

     The Corporation's wholly owned subsidiary, Davis-Standard Corporation, manufactures and sells plastics and rubber extrusion equipment, industrial blow molding equipment, electronic controls, and integrated extrusion systems and offers specialized service and modernization programs for in-place extrusion systems. This business segment had net sales in the 1997 fiscal year of $311.7 million.

     Integrated extrusion systems, which include extruders in combination with controls and other equipment, are used to process plastic resins and rubber into various products such as plastic sheet used in appliances, automobiles, home construction, sports equipment, and furniture; cast and blown film used to package many consumer products; and extruded shapes used as house siding, furniture trim, and substitutes for wood molding. Integrated extrusion systems are also used to compound engineered plastics, to recycle and reclaim plastics, to coat paper, cardboard and other materials used as packaging, and to apply plastic or rubber insulation to high voltage power cable for electrical utilities and to wire for the communications, construction, automotive, and appliance industries.

     Industrial blow molding equipment produced by the Corporation is sold to manufacturers of non-disposable plastic items such as tool cases and beverage coolers.

     The Corporation produces electrical and electronic controls primarily for use with extrusion systems and is a major user of such controls.

     The Corporation is a leading producer of extrusion machinery for the plastics industry and a leading domestic producer of industrial blow molding equipment and competes with domestic and foreign producers of such products. The Corporation is one of a number of producers of other types of plastics processing machinery. Sales of this class of products accounted for 16.8%, 15.8% and 16.0% of the total revenues of the Corporation in 1997, 1996 and 1995, respectively.

     In the United States, most of the Corporation's sales of specialty process equipment and controls are made by its own dedicated sales force. In other parts of the world, and for export sales from the United States, the Corporation's sales of such equipment and controls are made largely through agents.

                             *  *  *

Sources of Raw Materials

     Chemicals, steel, castings, parts, machine components, edible molasses, spices, and other raw materials required in the manufacture of the Corporation's products are generally available from a number of sources, some of which are foreign. The Corporation also uses large amounts of petrochemical feedstocks in its chemical manufacturing processes. Large increases in the cost of these petrochemical feedstocks could adversely affect the Corporation's operating margins. Significant sales of the colors business consist of dyes manufactured from intermediates purchased from foreign sources.

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

Seasonal Business

     With the exception of the Crop Protection business which has approximately 16% of its annual sales occurring in the fourth calendar quarter, no material portion of any segment of the business of the Corporation is seasonal.

Customers

     The Corporation does not consider any segment of its business dependent on a single customer or a few customers, the loss of any one or more of whom would have a material adverse effect on the segment. No one customer's business accounts for more than ten percent of the Corporation's gross revenues nor more than ten percent of its earnings before taxes.

Backlog

     Because machinery production schedules range from about 60 days to 10 months, backlog is important to the Corporation's specialty process equipment and controls business. Firm backlog of customers' orders for this business at the end of 1997, totalled approximately $106 million compared with $92 million at the end of 1996. It is expected that most of the 1997 backlog will be shipped during 1998. Orders for specialty chemicals are generally filled from inventory stocks and thus are excluded from backlog.

Competitive Conditions

     The Corporation is a major manufacturer of specialty chemicals and specialty process equipment and controls. No single competitor currently competes across the Corporation's full product line in either of its business segments. Competition varies by product and by geographic region, except that in rubber chemicals the market is fairly concentrated. In that market, Uniroyal and its two principal competitors account for approximately 50% of total worldwide sales. In addition, the EPDM and nitrile rubber markets are fairly concentrated. Uniroyal and its two principal competitors in each of these two products account for approximately 65% of sales within the United States and approximately 55% worldwide.

     Two new EPDM technologies are being developed and commercialized by competitors. The first technology, which is based on a new metallocene catalyst system and which may expand the application areas of EPDM, is also being developed by the Corporation. The second technology is a gas phase process that has not been fully commercialized by any company and cannot be fully assessed at this time.

     Product performance, service, and prices are all important factors in competing in the specialty chemicals and specialty process equipment and controls businesses.

Research and Development

     The Corporation conducts research and development on a worldwide basis at a number of facilities, including field stations that are used for crop
protection research and development activities.   Research and development
expenditures by the Corporation totalled $53.6 million for the year 1997, $52.4 million for the year 1996 and $50.1 million for the year 1995.

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

     Environmental Regulation. The Corporation believes that its business, operations and facilities have been and are being operated in substantial compliance in all material respects with applicable environmental and health and safety laws and regulations, many of which provide for substantial fines and criminal sanctions for violations. However, the ongoing operations of chemical manufacturing plants entail risks in these areas and there can be no assurance that material costs or liabilities will not be incurred. In addition, future developments, such as increasingly strict requirements of environmental and health and safety laws and regulations and enforcement policies thereunder, could bring into question the handling, manufacture, use, emission or disposal of substances or pollutants at facilities owned, used or controlled by the Corporation or the manufacture, use or disposal of certain products or wastes by the Corporation and could involve potentially significant expenditures. To meet changing permitting and regulatory standards, the Corporation may be required to make significant site or operational modifications, potentially involving substantial expenditures and reduction or suspension of certain operations. The Corporation incurred $8.3 million of costs for capital projects and $29.0 million for operating and maintenance costs related to environmental compliance at its facilities during fiscal 1997. In fiscal 1998, the Corporation expects to incur approximately $16.3 million of costs for capital projects and $30.5 million for operating and maintenance costs related to environmental compliance at its facilities. During fiscal 1997, the Corporation spent $12.7 million to clean up previously utilized waste disposal sites and to remediate current and past facilities, and, during the third quarter of the year, recorded a special provision in the amount of $15 million for environmental remediation activities. The Corporation expects to spend approximately $17.9 million during fiscal 1998 to clean up such waste disposal sites.

     Pesticide Regulation. The Corporation's Crop Protection business is subject to regulation under various federal, state, and foreign laws and regulations relating to the manufacture, sales and use of pesticide products.

     In August, 1996, Congress enacted significant changes to the Federal Insecticide, Fungicide, and Rodenticide Act ("FIFRA"), governing U.S. sale and use of pesticide products, and the Federal Food, Drug, and Cosmetic Act ("FFDCA"), which limits pesticide residues on food with the Food Quality Protection Act of 1996 ("FQPA"). Under FIFRA, the new law will facilitate registrations and reregistrations of pesticides for special (so called "minor") uses and authorize collection of maintenance fees to support pesticide reregistrations. Coordination of regulations implementing FIFRA and FFDCA will be required. Food safety provisions will establish a single standard of safety for pesticide residue on raw and processed foods; provide information through large food retail stores to consumers about the health risks of pesticide residues and how to avoid them; preempt state and local food safety laws if they are based on concentrations of pesticide residues below recently established federal residue limits (called "tolerances"); and ensure that tolerances protect the health of infants and children.

     FFDCA, as amended by FQPA, authorizes EPA to set a tolerance for a pesticide in or on food at a level which poses "a reasonable certainty of no harm" to consumers. The EPA is required to review all tolerances for all pesticide products within 10 years. It is not known when and to what extent the Corporation's products will be reviewed and/or restricted under this standard.

     In April, 1996, UCC announced that it had voluntarily canceled registered uses of its propargite miticide on certain crops in the United States. The action was taken to reduce dietary exposure as requested by the EPA, using the EPA's current risk assessment model. Tests to confirm that propargite does not pose a dietary risk are continuing under EPA approved protocols. Propargite will be reviewed under the new FQPA standard discussed above.

     The European Commission ("EC") has established procedures whereby all existing active ingredient pesticides will be reviewed. This EC regulation became effective in 1993 and will result in a review of all commercial products during the next few years. The initial round of reviews covered ninety products, four of which are the Corporation's products. It is anticipated that other of the Corporation's products will be reviewed in subsequent years. The process may lead to full reregistration in member states of the EC or may lead to some restrictions, if adverse data is discovered.

Employees

     The Corporation had approximately 5,519 employees on December 27, 1997.

Financial Information Concerning Foreign Operations and Export Sales

     The information with respect to sales, operating profit, and identifiable assets attributable to each of the major geographic areas served by the Corporation and export sales, for each of the Corporation's last three fiscal years, set forth in the Notes to Consolidated Financial Statements on page 30 of the Corporation's 1997 Annual Report to Stockholders, is incorporated herein by reference.

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

     The following table sets forth information as to the principal operating properties of the Corporation and its subsidiaries:

Location                 Facility             Products/Businesses

UNITED STATES
Alabama
   Bay Minette           Plant*               Specialties

Connecticut
   Bethany               Research Center*     Crop Protection

   Middlebury            Office and           Crop Protection,
                         Research Center**    Chemicals &
                                              Polymers, and
                                              Specialties

   Naugatuck             Plant, Research      Crop Protection,
                         Center*              Chemicals &
                                              Polymers and
                                              Specialties


Location                 Facility             Products/Businesses

Pawcatuck                Office and           Plastics and Rubber
                         Machine Shop*        Extrusion and
                                              Electronic Control
                                              Equipment and Systems

Stamford                 Office**             Corporate Headquarters

Idaho
   Marsing               Plant ****           Crop Protection

Illinois
   Calumet               Plant*               Food Ingredients

   Pekin                 Plant**              Crop Protection

Iowa
   Des Moines            Plant**              Crop Protection

Louisiana
   Geismar               Plant*               Crop Protection,
                                              Chemicals & Polymers
                                              and Specialties

Gretna                   Plant*               Food Ingredients

Massachusetts
   South Boston          Plant*               Food Ingredients

Minnesota
   Eden Prairie          Plant**              Crop Protection

New Jersey
   Cedar Grove           Office and           Precision Laboratory
                         Machine Shop**       Extrusion Equipment
                                              & Extrusion Systems

Edison                   Office and           Blow Molding and
                         Machine Shop**       Extrusion Equipment


Mahwah                   Office,              Flavors and Seasonings
                         Laboratory
                         and Plant**

Newark                   Plant*               Textile and Other Dyes

Nutley                   Office,              Textile and Other Dyes
                         Laboratory
                         and Plant*

Somerville               Office and           Extrusion Systems
                         Machine Shop*


Vineland                 Office and Plant*    Food & Pharmaceutical
                                              Ingredients and Colors



Location                 Facility             Products/Businesses

North Carolina
   Charlotte             Office and           Dyes
                         Laboratory*

   Gastonia              Plant*               Crop Protection and
                                              Specialties

   Lowell                Plant*               Textile and Other Dyes, Organic
                                              Chemicals

Ohio
   Elyria                Office and           Seasonings
                         Plant**


   Painesville           Plant*               Chemicals & Polymers

Pennsylvania
   Gibraltar             Office,              Textile and Other Dyes, Organic
                         Laboratory and       Chemicals
                         Plant*

   Reading               Plant*               Textile Dyes
                                              and Food Colors
South Carolina
   Greenville            Plant, Laboratory    Textile and Other Dyes
                         and Warehouse*
Texas
   Frisco                Research Center*     Crop Protection

   Plano                 Office**             Crop Protection

INTERNATIONAL

Australia
South Australia
   Regency Park, S.A.   Office and            Crop Protection
                        Machine Shop**
Bahamas
   Freeport             Plant*                Specialties

Belgium
   Tertre               Office,               Textile and Other
                        Laboratory            Dyes
                        And Plant*
Brazil
   Rio Claro            Plant*                Crop Protection,
                                              Chemicals & Polymers
                                              and Specialties
Canada
Ontario
   Elmira               Plant*                Crop Protection, Chemicals
                                              & Polymers and Specialties

Guelph                  Research Center*      Crop Protection, Chemicals
                                              & Polymers and Specialties





Location                 Facility             Products/Businesses

France
   Dannemarie            Office and           Extrusion Systems
                         Machine Shop*

   Oissel                Office, Laboratory   Textile and Other Dyes
                         and Plant*

Germany
   Erkrath               Office and           Extrusion Systems
                         Machine Shop*

Italy
   Latina                Plant*               Crop Protection, Chemicals
                                              & Polymers and  Specialties

Mexico
   Tampico               Plant*               Chemicals & Polymers and
                                              Specialties

The Netherlands          Plant*               Crop Protection
   Amsterdam

Republic of China
(Taiwan)
   Kaohsiung             Plant***             Chemicals & Polymers and
                                              Specialities

United Kingdom
   Evesham               Research Center*     Crop Protection

  Huddersfield           Plant ****            Specialties

  Langley                Office**             Chemicals & Polymers,
                                              Specialties, Dyes and
                                              Crop Protection
_______________
*  Facility Owned by the Corporation
**Facility Leased by the Corporation
***Facility Owned by Uniroyal Chemical Taiwan Ltd., which is 80% owned by
Uniroyal
****Land Leased by and Facility Owned by Uniroyal Chemical


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

     Environmental Liabilities. Each quarter, the Corporation evaluates and reviews estimates for future remediation and other costs to determine appropriate environmental reserve amounts. For each site, a determination is made of the specific measures that are believed to be required to remediate the site, the estimated total cost to carry out the remediation plan, the portion of the total remediation costs to be borne by the Corporation and the anticipated time frame over which payments toward the remediation plan will occur. As a result of current information and analysis, the Corporation recorded a special provision of $15 million during the third quarter of 1997 for environmental remediation activities. The total amount accrued for such environmental liabilities at December 27, 1997, was $102.6 million. The Corporation estimates the potential liabilities to range from $ 74 million to $133 million at December 27, 1997. It is reasonably possible that the Corporation's estimates for environmental remediation liabilities may change in the future should additional sites be identified, further remediation measures be required or undertaken, the interpretation of current laws and regulations be modified or additional environmental laws and regulations be enacted.

     The Corporation generally assesses the possibility for toxic tort claims. Such liabilities are dependent upon complex factors. Five facilities have been identified where the possibility for toxic tort claims may be significant, i.e. as situations where chemicals are believed to have migrated off-site, thus posing risk of exposure. There are no lawsuits pending involving any of these five facilities. Virtually all, if not all, of the off-site disposal sites to which the Corporation may have sent toxic materials pose a possibility for toxic tort claims. There are currently pending five toxic tort claims against Uniroyal and others arising from these off-site disposal sites.

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

     Consolidated litigation brought by the Beacon Heights and Laurel Park Coalitions seeking contribution to the costs from the owner/operators of the site and later from other identified generator parties has resulted in substantial recoveries from a number of parties. In November 1996, the United States Court of Appeals for the Second Circuit reversed judgments granted to other defendants in that litigation and the litigation has been remanded and the remaining claims are currently the subject of further proceedings before a Special Master appointed by the Court.

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

 .     Vertac - Uniroyal and its Canadian subsidiary, Uniroyal Chemical
Co./Cie. (formerly known as Uniroyal Chemical Ltd./Ltee) were joined with others as defendants in consolidated civil actions brought in the United States District Court, Eastern District of Arkansas, Western Division by the United States of America, the State of Arkansas and Hercules Incorporated ("Hercules") relating to a Vertac Chemical Corporation site in Jacksonville, Arkansas allegedly contaminated by dioxins. Uniroyal has been dismissed from the litigation. On May 21, 1997, the Court entered an order finding that Uniroyal Chemical Co./Cie. is jointly and severally liable to the United States, and finding that Hercules and Uniroyal Chemical Co./Cie. are liable to each other in contribution. The allocation phase of the proceeding has begun with discovery ongoing and trial scheduled to begin in 1998. No ultimate determination of the amount of Uniroyal Chemical Co./Cie.'s liability, if any, is expected prior to the middle of 1999. In addition, the natural resource damage case filed by several individuals in state court which named Uniroyal Chemical Co./Cie. has been withdrawn without prejudice. These individuals have refiled their case in Federal court against some of the parties but have not as yet named Uniroyal Chemical Co./Cie as a defendant. Uniroyal Chemical Co./Cie. received a notice from the United States Department of the Interior of its intent to perform a Natural Resource Damage Assessment at the site. In addition, the State of Arkansas has commenced an action for natural resource damages which is currently pending in the State court, but Uniroyal Chemical Co./Cie. has not been named a party in that action.

Other Environmental Matters

 .     Sundor Canada Inc. - On July 13, 1990, Sundor Canada Inc. ("Sundor")
instituted suit against Uniroyal Chemical Co./Cie. and others including the Ontario Ministry of the Environment and the Regional Municipality of Waterloo in the Ontario Court of Justice (General Division) at Toronto claiming that Uniroyal Chemical Co./Cie. and others are responsible for losses resulting from Sundor's recall of packaged juices and fruit due to Sundor's use of the public water derived from Elmira groundwater which was allegedly contaminated by Uniroyal Chemical Co./Cie. A tentative settlement has been reached with Sundor by which the defendants, including Uniroyal Chemical Co./Cie., and Uniroyal's insurer will pay CD$3,500,000 in the aggregate to Sundor.

 .     Painesville - Reference is made to Item 1(i) of Part II of the
Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 28, 1997, for information relating to (a) Uniroyal's Painesville Lake County, Ohio facility which manufactures nitrile rubber and the discharge of Painesville's wastewater to the Lake County sanitary sewer system for treatment at Lake County's Greater Mentor Wastewater Treatment Plant ("GMWTP"); and (b) a proposed Local Limit aimed at regulating the amount of substances which absorb at 230 nanometers that are discharged in wastewater to the GMWTP. From July 1996 through December 31, 1997, Lake County has assessed against the Painesville facility a total of $487,000 in administrative fines and has ordered Uniroyal to reimburse it for $106,295 in fines Lake County has paid to the State of Ohio for the GMWTP's violations of its NPDES permit. The Painesville facility appealed Lake County's Reimbursement Order and its initial assessment of administrative fines to the Lake County Court of Common Pleas. Since the parties commenced settlement negotiations in December 1996, all legal proceedings concerning the above-described matters have been stayed
voluntarily by agreement of the parties.   Uniroyal anticipates that any fines
and/or reimbursements paid to Lake County in connection with the resolution of this matter will not substantially exceed $100,000 in the aggregate.

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


                             PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

     The information concerning the range of market prices for the Corporation's Common Stock on the New York Stock Exchange and the amount of dividends paid thereon during the past two years, set forth in the Notes to Consolidated Financial Statements on page 31 of the Corporation's 1997 Annual Report to Stockholders, is incorporated herein by reference.

     The number of registered holders of Common Stock of the Corporation on December 27, 1997, was 4,091.



ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data for the Corporation for each of its last six fiscal years, set forth under the heading "Six Year Selected Financial Data" on page 33 of the Corporation's 1997 Annual Report to Stockholders, is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's discussion and analysis of the Corporation's financial condition and results of operations, set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 16 through 18 of the Corporation's 1997 Annual Report to Stockholders, is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements of the Corporation, notes thereto, and supplementary data, appearing on pages 19 through 32 of the Corporation's 1997 Annual Report to Stockholders, are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                            PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information called for by this item concerning directors of the Corporation is included in the definitive proxy statement for the Corporation's Annual Meeting of Stockholders to be held on April 28, 1998, which has been filed with the Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, and such information is incorporated herein by reference.

     The executive officers of the Corporation are as follows:

Vincent A. Calarco, age 55, has served as President and Chief Executive Officer of the Registrant since 1985 and Chairman of the Board since 1986. Mr. Calarco has been a member of the Board of Directors of the Registrant since 1985.

Robert W. Ackley, age 56, has served as a Vice President of the Registrant since 1986 and as President of Davis-Standard Corporation (prior to 1995, Davis-Standard Division) since 1983.

Peter Barna, age 54, has served as Vice President-Finance of the Registrant since 1996 and served as Treasurer of the Registrant from 1980 to 1996 and Principal Accounting Officer of the Registrant since 1986.

James J. Conway, age 54, has served as President of Crompton & Knowles Colors Incorporated since 1997. Prior to joining the Registrant, Mr. Conway was Senior Vice President and General Manager of International Specialty Products, Inc. from 1992 to 1997.

Joseph B. Eisenberg, Ph.D., age 55, has served as Executive Vice President, Chemicals & Polymers, of Uniroyal since 1994; and served as Vice President and General Manager of the Chemicals and Polymers Division of Uniroyal from 1991-1994.

John T. Ferguson II, age 51, has served as Vice President of the Registrant since 1996, and General Counsel and Secretary of the Registrant since 1989.

Marvin H. Happel, age 58, has served as Vice President -Organization and Administration of the Registrant since 1996 and Vice President-Organization from 1986 to 1996.

Alfred F. Ingulli, age 56, has served as Executive Vice President, Crop Protection of Uniroyal since 1994; and served as Vice President and General Manager, Crop Protection Division of Uniroyal from 1989 to 1994.

Charles J. Marsden, age 57, has served as Senior Vice President and Chief Financial Officer of the Registrant since 1996 and as Vice President-Finance and Chief Financial Officer and as a member of the Board of Directors of the Registrant since 1985.

Rudy M. Phillips, age 56, has served as President of Ingredient Technology Corporation since January, 1996 and served as Vice President of Ingredient Technology Corporation from 1992 to 1995.

William A. Stephenson, age 50, has served as Executive Vice President, Specialties of Uniroyal since 1994; and served as Vice President and General Manager, Specialties Division, Uniroyal from 1990 to 1994.

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


ITEM 11.  EXECUTIVE COMPENSATION

     Information called for by this item is included in the definitive proxy statement for the Corporation's Annual Meeting of Stockholders to be held on April 28, 1998, which has been filed with the Commission pursuant to Regulation 14A, and such information is incorporated herein by reference.




ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information called for by this item is included on pages 1 and 5 of the definitive proxy statement for the Corporation's Annual Meeting of Stockholders to be held on April 28, 1998, and such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information called for by this item is included in the definitive proxy statement for the Corporation's Annual Meeting of Stockholders to be held on April 28, 1998, and such information is incorporated herein by reference.


                               PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)     The following documents are filed as part of this report:

     1. Financial statements and Independent Auditors' Report, as required by Item 8 of this form, which appear on pages 19 through 32 of the Corporation's 1997 Annual Report to Stockholders and are incorporated herein by reference:

          (i) Consolidated Statements of Operations for the fiscal years ended 1997, 1996, and 1995;
          (ii) Consolidated Balance Sheets for the fiscal years ended 1997 and 1996;
          (iii) Consolidated Statements of Cash Flows for the fiscal years ended 1997, 1996, and 1995;
          (iv) Consolidated Statements of Stockholders' Equity [Deficit] for the fiscal years ended 1997, 1996 and 1995;
          (v)     Notes to Consolidated Financial Statements; and
          (vi)    Independent Auditors' Report of KPMG Peat Marwick LLP

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

*3(ii)     By-laws of the Corporation as amended to date.

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

4.8 Warrant Agreement, dated as of October 30, 1989, between UCC and Avery, Inc. (Exhibit 10.2 to UCC Form S-1, Registration No. 33-32770.)

4.9 $600 Million Second Amended and Restated Credit Agreement dated as of July 25, 1997, by and among Crompton & Knowles Corporation and certain of its subsidiaries, as Borrowers, and various lenders, and Citicorp Securities, Inc., as Arranger, and Citicorp USA, Inc., as Agent and the Chase Manhattan Bank, as Managing Agent. (Exhibit 4 to Form 10-Q for the quarter ended June 28, 1997.)

4.10 Second Amended and Restated Lease Agreement between the Middlebury Partnership, as Lessor, and the Uniroyal Chemical Company, Inc., as Lessee, dated as of August 28, 1997. (Exhibit 10 to the UCC/Uniroyal 10-Q for the quarter ended September 27, 1997.)

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

+10.8 Form of Employment Agreement dated as of August 21, 1996, between a subsidiary of the Registrant and three executive officers of the Registrant. (Exhibit 10.28 to the UCC/Uniroyal Form 10-K for the fiscal year ended September 28, 1996.)

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

+10.17 Amended 1988 Long Term Incentive Plan. (Exhibit 10(o) to Form 10-K for the fiscal year ended December 25, 1993.)

+10.171 Amendment No. 4 to 1988 Long Term Incentive Plan. (Exhibit 10.171 to Form 10-K for the fiscal year ended December 28, 1996.)

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

+10.21 Amended 1993 Stock Option Plan for Non-Employee Directors. (Exhibit 10.21 to Form 10-K for the fiscal year ended December 28, 1996.)

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

+10.24 UCC 1993 Stock Option Plan. (Exhibit 28.1 to UCC's Registration Statement No. 33-62030 on Form S-8, filed on May 4, 1993.)

+10.25 Form of Amendment No. 2 to the UCC 1993 Stock Option Plan. (Exhibit 10.2 to the UCC April 1995 Form 10-Q.)

+10.26 Form of Executive Stock Option Agreement, dated as of November 15, 1993. (Exhibit 10.22 to the UCC 1994 Form 10-K.)

*+10.27 Form of Amended and Restated 1996 - 1998 Long Term Performance Award Agreement entered into in 1996 between the Registrant or one of its subsidiaries and thirteen of the executive officers of the Registrant.

*11        Statement re computation of per share earnings.

*13 1997 Annual Report to Stockholders of Crompton & Knowles Corporation. (Not to be deemed filed with the Securities and Exchange Commission except those portions expressly incorporated by reference into this report on Form 10-K.)

*21        Subsidiaries of the Registrant.

*23        Consent of independent auditors. (See Item 14(a)2 herein.)

*24 Power of attorney from directors and executive officers of the Registrant authorizing signature of this report. (Original on file at principal executive offices of Registrant.)

*27        Financial Data Schedule for the fiscal year ended December 27,
           1997.



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

                                            CROMPTON & KNOWLES CORPORATION
                                                      (Registrant)


Date:  March 27, 1998                       By:/s/Charles J. Marsden
                                                  Charles J. Marsden
                                                  Senior Vice President

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

Name                                               Title

Vincent A. Calarco*               Chairman of the Board,  President,
                                  and Director (Principal Executive Officer)

Charles J. Marsden*               Senior Vice President and Director
                                  (Chief Financial Officer)

Peter Barna*                      Vice President - Finance
                                  (Principal Accounting Officer)

James A. Bitonti*                 Director

Robert A. Fox*                    Director

Roger L. Headrick*                Director

Leo I. Higdon, Jr.*                Director

Michael W. Huber*                  Director

C. A. Piccolo*                     Director

Patricia K. Woolf*                 Director


Date:  March 27, 1998                      *By:/s/Charles J. Marsden
                                                  Charles J. Marsden
                                                  as attorney-in-fact




              Independent Auditors' Report and Consent


The Board of Directors and Stockholders
Crompton & Knowles Corporation

Under date of January 29, 1998, we reported on the consolidated balance sheets of Crompton & Knowles Corporation and subsidiaries (the Company) as of December 27, 1997 and December 28, 1996, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the two-year period ended December 27, 1997, which are incorporated by reference in this Form 10-K. Our report includes an explanatory paragraph regarding our responsibility for the Company's 1995 consolidated financial statements. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule included in this Form 10-K for the years ended December 27, 1997 and December 28, 1996. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the 1997 and 1996 information set forth therein.

We previously audited and reported on the consolidated financial statement schedule as of and for the year ended December 30, 1995 of Crompton & Knowles Corporation and subsidiaries prior to the Company's pooling-of-interests with Uniroyal Chemical Corporation, as more fully described in the notes to the consolidated financial statements under the heading "Accounting Policies -
Business Combination".   A separate financial statement schedule of the other
company included in the restated consolidated financial statement schedule as of and for the year ended December 30, 1995 was audited and reported on separately by other auditors. We also audited the combination of the financial statement schedule as of and for the year ended December 30, 1995, after the restatement for the pooling-of-interests referred to above; in our opinion, the restated schedule, when considered in relation to the basic consolidated financial statements taken as a whole, has been properly combined on the basis described in the aforementioned note to the consolidated financial statements.


We consent to the incorporation by reference in the registration statements (Nos. 33-21246, 33-42280 and 33-67600) on Form S-8 of Crompton & Knowles
Corporation of our report, which includes an explanatory paragraph regarding our responsibility related to the Company's consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year ended December 30, 1995, dated January 29, 1998, relating to the consolidated balance sheets of Crompton & Knowles Corporation and subsidiaries as of December 27, 1997 and December 28, 1996, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the two-year period ended December 27, 1997, which report is incorporated by reference in the December 27, 1997 Annual Report on Form 10-K of Crompton & Knowles Corporation.



                         /s/KPMG Peat Marwick LLP
                            KPMG Peat Marwick LLP


Stamford, Connecticut
March 26, 1998












                                       S-1
                                                  Schedule II

CROMPTON & KNOWLES CORPORATION AND SUBSIDIARIES
Valuation and Qualifying Accounts
(In thousands of dollars)



                            Additions
                 Balance at charged to Adjustments                Balance
                 beginning  costs and                             at end
                  of year   expenses   Recurring     Other        of year

Fiscal Year ended December 27, 1997:
   Allowance for doubtful accounts
                $   7,299  $   2,230  $   (821)(1) $      0     $   8,708
   Accumulated amortization of cost in
     excess of acquired net assets
                   36,616      5,751       (67)(2)      (57)(3)    42,243
   Accumulated amortization of other
     intangible assets
                  108,163     15,413      (314)(2)        0       123,262

Fiscal Year ended December 28, 1996:
   Allowance for doubtful accounts
                $   6,142  $   2,333  $ (1,525)(1) $    349 (4) $   7,299
   Accumulated amortization of cost in
     excess of acquired net assets
                   29,562      5,835       140 (2)    1,079 (4)    36,616
   Accumulated amortization of other
     intangible assets
                   89,036     15,700      (296)(2)    3,723 (4)   108,163

Fiscal Year ended December 30, 1995:
   Allowance for doubtful accounts
                $   6,281  $   1,415  $ (1,584)(1) $     30 (5) $   6,142
   Accumulated amortization of cost in
     excess of acquired net assets
                   23,816      5,544       214 (2)      (12)(3)    29,562
   Accumulated amortization of other
     intangible assets
                   75,486     14,887      (815)(2)     (522)(3)    89,036




(1) Represents accounts written off as uncollectible (net of recoveries), and the translation effect of accounts denominated in foreign currencies.
(2) Represents the translation effect of intangible assets denominated in foreign currencies.
(3) Represents intangible asset retirements
(4) Represents adjustment to conform fiscal year of Uniroyal.
(5) Represents allowance related to the acquisition of Killion
      Extruders, Inc. in 1995.



                                      S-2