Form 10-Q
period 1998-03-28
CROMPTON & KNOWLES CORP
filed 1998-05-12
CIK 25757

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549


                             FORM 10-Q
(Mark One)
X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 28, 1998

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
         Class                    Outstanding at April 15, 1998
Common Stock, $.10 par value             74,424,702 shares





                 CROMPTON & KNOWLES CORPORATION
                           FORM 10-Q
                FOR QUARTER ENDED MARCH 28, 1998



                             INDEX




 PART I.     FINANCIAL INFORMATION:

 Item 1.     Condensed Financial Statements and
             Accompanying Notes

             .  Consolidated Statements of Earnings
                (unaudited) - Quarters ended
                 March 28, 1998 and March 29, 1997

             .  Consolidated Balance Sheets - March 28, 1998
                (unaudited) and December 27, 1997

             .  Consolidated Statements of Cash Flows
                (unaudited) - Quarters ended
                 March 28, 1998 and March 29, 1997

             .  Notes to Consolidated Financial
                Statements - Quarter ended March 28, 1998
                (unaudited)

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








                              -1-
                                                      UNAUDITED
CROMPTON & KNOWLES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Earnings
Quarters ended March 28, 1998 and March 29, 1997
(In thousands, except per share data)


                                     March 28,      March 29,
                                     1998           1997

 Net sales                           $ 477,219      $ 473,873

 Cost of products sold                 302,465        304,372
 Selling, general and administrative    67,273         66,672
 Depreciation and amortization          20,093         19,853
 Research and development               13,163         12,884

   Operating profit                     74,225         70,092

 Interest                               23,613         26,953
 Other (income) expense                   (289)           198

 Earnings before income taxes
   and extraordinary loss               50,901         42,941
 Provision for income taxes             18,958         16,330

 Earnings before
   extraordinary loss                   31,943         26,611

 Extraordinary loss on early
   extinguishment of debt               (1,951)            -

 Net earnings                        $  29,992      $  26,611


 Basic Earnings per common share:
 Earnings before
   extraordinary loss                $    .43       $    .36
 Extraordinary loss                      (.03)             -

 Net earnings                        $    .40       $    .36


 Diluted Earnings per common share:
 Earnings before
   extraordinary loss                $    .42       $    .35
 Extraordinary loss                      (.03)             -

 Net earnings                        $    .39       $    .35


See accompanying notes to consolidated financial statements.
                           - 2 -

                                            March 28, 1998 UNAUDITED

CROMPTON & KNOWLES CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
March 28, 1998 and December 27, 1997
(In thousands of dollars)


                                             March 28,         December 27,
                                               1998               1997
  ASSETS
  CURRENT ASSETS
  Cash                                    $      9,985       $     10,607
  Accounts receivable                          286,708            262,412
  Inventories                                  374,450            356,716
  Other current assets                          63,872             85,314
      Total current assets                     735,015            715,049
  NON-CURRENT ASSETS
  Property, plant and equipment                466,999            474,892
  Cost in excess of acquired net assets        178,858            181,025
  Other assets                                 185,977            177,854
                                          $  1,566,849       $  1,548,820

  LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES
  Notes payable                           $      3,324       $      1,770
  Accounts payable                             142,473            145,405
  Accrued expenses                             154,026            149,910
  Income taxes payable                          40,774             38,909
  Other current liabilities                     24,684             27,094
      Total current liabilities                365,281            363,088
  NON-CURRENT LIABILITIES
  Long-term debt                               878,442            896,291
  Accrued postretirement liability             148,786            149,344
  Other liabilities                            154,884            160,187

  STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock                                   7,733              7,733
  Additional paid-in capital                   237,796            232,213
  Accumulated deficit                         (144,027)          (174,019)
  Accumulated translation adjustment           (45,241)           (42,045)
  Treasury stock at cost                       (33,211)           (40,228)
  Deferred compensation                           (834)              (984)
  Pension liability adjustment                  (2,760)            (2,760)
      Total stockholders' equity (deficit)      19,456            (20,090)

                                          $  1,566,849       $  1,548,820



  See accompanying notes to consolidated financial statements.
                                   - 3 -

                                                             UNAUDITED
CROMPTON & KNOWLES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Quarters ended March 28, 1998 and March 29, 1997
(In thousands of dollars)



                                                    March 28,    March 29,
Increase (decrease) to cash                           1998         1997
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                                    $   29,992   $   26,611
  Adjustments to reconcile net earnings
    to net cash provided by operations:
    Depreciation and amortization                     20,093       19,853
    Noncash interest                                   3,764        3,424
    Deferred taxes                                     5,053        4,220
    Changes in assets and liabilities, net           (34,830)     (21,348)
  Net cash provided by operations                     24,072       32,760

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                (8,662)      (6,176)
  Other investing activities                             298           33
  Net cash used by investing activities               (8,364)      (6,143)

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on long-term borrowings                   (24,016)     (33,164)
  Proceeds from short-term borrowings                  1,639        1,140
  Other financing activities                           6,266        1,489
  Net cash used by financing activities              (16,111)     (30,535)

CASH
  Effect of exchange rates on cash                      (219)       1,034
  Change in cash                                        (622)      (2,884)
  Cash at beginning of period                         10,607       21,120
  Cash at end of period                           $    9,985   $   18,236














See accompanying notes to consolidated financial statements.
                                  -4-




CROMPTON & KNOWLES CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
Quarter ended March 28, 1998




PRESENTATION OF CONSOLIDATED FINANCIAL STATEMENTS

The information included in the foregoing consolidated financial statements is unaudited but reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.

Included in accounts receivable are allowances for doubtful accounts of $9.7 million in 1998 and $8.7 million at December 27, 1997.

Accumulated depreciation amounted to $430.1 million in 1998 and $416.6 million at December 27, 1997.

Accumulated amortization of cost in excess of acquired net assets amounted to $43.2 million in 1998 and $42.2 million at December
27, 1997.

Accumulated amortization of patents, unpatented technology and other intangibles included in other assets amounted to $127.0 million in 1998 and $123.3 million at December 27, 1997.

Cash payments during the quarters ended March 28, 1998 and March
29, 1997 included interest of $13.8 million and $16.3 million, respectively, and income taxes of $6.5 million and $5.6 million, respectively.

It is suggested that the interim consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's 1997 Annual Report on Form 10-K.








CAPITAL STOCK

As of March 28, 1998, there were 77,332,751 common shares issued at $.10 par value, of which 2,929,198 shares were held in the treasury.


INVENTORIES

Components of inventories are as follows:

                                  March 28,        Dec. 27,
(In thousands)                      1998              1997

Finished goods                     $258,100        $226,730
Work in process                      41,215          47,029
Raw materials and supplies           75,135          82,957

                                   $374,450        $356,716

EARNINGS(LOSS)PER COMMON SHARE

The computation of basic earnings per common share is based on the weighted average number of common shares outstanding. The computation of diluted earnings per common share is based on the weighted average number of common and common equivalent shares outstanding. The following is a reconciliation of the shares used in both computations:

(In thousands)                                   1998     1997
Weighted average common shares outstanding      74,103   73,078
Stock options, warrants and other equivalents    2,311    1,611

Weighted average common and
  common equivalent shares outstanding          76,414   74,689










COMPREHENSIVE INCOME

Effective in the first quarter of 1998, the Company adopted Financial Accounting Standards Board Statement No. 130 "Reporting Comprehensive Income". The statement establishes standards for reporting "comprehensive income" and its components in financial statements and notes thereto. The Company's comprehensive income consists of net earnings, minimum pension liability adjustment and foreign currency translation adjustment. Comprehensive income for the quarters ended March 28, 1998 and March 29, 1997 was $26.8 million and $20.6 million, respectively. The tax effect for the minimum pension liability adjustment was $0.6 million in the first quarter of 1997. The Company does not provide for U.S. income taxes on foreign currency translation adjustments since a tax provision has not been made for undistributed earnings of foreign subsidiaries.



BUSINESS SEGMENT DATA

                                         Quarter Ended
                                  March 28,       March 29,
(In thousands)                       1998            1997

SALES
Specialty Chemicals              $  393,610      $  398,706
Specialty Equipment and Controls     83,609          75,167

  Total net sales                $  477,219      $  473,873

OPERATING PROFIT
Specialty Chemicals              $   70,218      $   68,558
Specialty Equipment and Controls     10,366           7,626
General corporate expense         (   6,359)      (   6,092)

  Total operating profit         $   74,225      $   70,092








SUBSEQUENT EVENTS

On March 31, 1998, the Company amended its $600 million revolving credit agreement with a syndicate of banks. The termination date was extended to September 2003 from August 2001. Borrowings under the credit agreement were amended as follows: Tranche I provides a maximum of $375 million (up from $300 million) available to the Company for working capital and general corporate purposes. Tranche II provides a maximum of $75 million (down from $150 million) available to Uniroyal Chemical Company, Inc. for working capital and general corporate purposes. Tranche III continues to provide up to $150 million available to the European and Canadian subsidiaries of the Company.

On April 8, 1998, the Company's outstanding 11% Senior Subordinated Notes and the 12% Subordinated Discount Notes were called for redemption as of May 8, 1998. The 11% Senior Subordinated Notes will be redeemed at a price of 105.5% of the principal amount thereof plus accrued and unpaid interest. The 12% Subordinated Discount Notes will be redeemed at a price of 100% of the principal amount thereof plus accrued and unpaid interest. The payment for the redemption including accrued interest will approximate $366.2 million and be funded by drawing on the Company's $600 million revolving credit agreement, under which borrowings totaled $82.6 million at March 28, 1998.



















              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS



 FIRST QUARTER RESULTS


 Overview

 Consolidated net sales of $477.2 million for the first quarter of 1998 increased 1% from the comparable 1997 period. The increase was primarily attributable to higher unit volume of 3% offset by the impact of lower foreign currency translation and lower pricing. International sales, including U.S. exports, were 39% of total sales compared to 38% in the first quarter of 1997.

 Net earnings before extraordinary losses on early extinguishment of debt increased 20% to $31.9 million, or $.43 per common share basic and $.42 per common share diluted compared to $26.6 million, or $.36 per common share basic and $.35 per common share diluted, in the prior year. Net earnings were $30.0 million, or $.40 per common share basic and $.39 per common share diluted, compared to $26.6 million, or $.36 per common share basic and $.35 per common share diluted, in 1997.

 Gross margin as a percentage of net sales increased to 36.6% from 35.8% in the first quarter of 1997. The increase was attributable primarily to lower manufacturing costs and improved product mix. Consolidated operating profit increased 6% to $74.2 million from $70.1 million in the prior year. Both segments contributed to the increase as specialty chemicals rose 2% and specialty process equipment and controls increased 36%.

 Specialty Chemicals

 The Company's specialty chemicals segment sales of $393.6 million decreased 1% from the comparable 1997 period. The decrease was primarily due to the impact of lower foreign currency translation and reduced pricing of approximately 1% each, partially offset by higher unit volume of 1%. An analysis of sales by major product class within the specialty chemicals segment follows.

 Chemicals and polymers sales of $120.8 million decreased 5% from the first quarter of 1997 primarily attributable to the impact of lower foreign currency translation of 2% and lower pricing of 3%. Sales of rubber chemicals were lower than 1997 primarily due to lower pricing and the impact of lower foreign currency translation. EPDM sales increased primarily due to higher unit volume and improved pricing. Nitrile rubber sales decreased primarily as a result of lower unit volume.

 Crop protection sales of $107.9 million were 3% higher than the first quarter of 1997. The increase was primarily attributable to higher unit volume in fungicides and herbicides.

 Specialty sales of $79.0 million increased 5% from the first quarter of 1997. The increase resulted primarily from higher unit volume in lubricant additives and specialty intermediates.

 Colors sales of $61.1 million decreased 6% from the comparable
 1997 quarter primarily due to lower foreign currency translation of 3%, lower pricing of 1% and lower unit volume, principally in apparel dyes, of 2%.

 Specialty ingredients sales of $24.8 million were 5% lower than the first quarter of 1997 primarily attributable to lower unit volume as a result of product line rationalization.

 Operating profit of $70.2 million increased 2% versus the first quarter of 1997 primarily as a result of lower manufacturing costs and improved product mix.

 Specialty Process Equipment and Controls

 The Company's specialty process equipment and controls segment sales of $83.6 million increased 11% from the first quarter of 1997, primarily attributable to higher unit volume. Sales gains were achieved in most of the segments major markets.

 Operating profit of $10.4 million increased 36% from the prior year primarily as a result of increased sales and improved product mix. The order backlog for extruders and related equipment at the end of the first quarter of 1998 amounted to $109 million compared to $106 million at the end of 1997.

 Other

 Selling, general and administrative expenses of $67.3 million increased 1% versus the first quarter of 1997 as the impact of inflation was partially offset by cost containment programs. Depreciation and amortization of $20.1 million increased 1% from the comparable 1997 period primarily as a result of a higher fixed asset base. Research and development cost of $13.2 million increased 2% from the first quarter of 1997, but as a percentage of sales remained constant at 3%. Interest expense of $23.6 million decreased 12% from the comparable period of 1997 primarily due to lower levels of indebtedness. Other income of $289,000 compared to $198,000 of other expense in the first quarter of 1997. The effective tax rate of 37.2% decreased versus 38.0% in the comparable 1997 quarter.


 LIQUIDITY AND CAPITAL RESOURCES

 The March 28, 1998 working capital balance of $369.7 million increased $17.8 million from year-end 1997. The current ratio of 2.0 remained unchanged from the end of 1997. Days sales in receivables averaged 54 days in the first quarter of 1998 unchanged from 1997. Inventory turnover averaged 3.3 unchanged from 1997.

 Net cash provided by operations of $24.1 million decreased $8.7 million compared to the first three months of 1997 primarily as a result of increased working capital. Cash provided by operations was used to reduce indebtedness and fund capital expenditures. The Company's debt to total capital percentage decreased to 98% from 102% at year-end 1997. The Company's liquidity needs, including debt servicing, are expected to be financed from operations.

 On March 31, 1998 the Company amended its $600 million revolving credit agreement with a syndicate of banks. The termination date was extended to September 2003 from August 2001.
 Borrowings under the credit agreement were amended as follows:
 Tranche I provides a maximum of $375 million (up from $300 million) available to the Company for working capital and general corporate purposes. Tranche II provides a maximum of $75 million (down from $150 million) available to Uniroyal Chemical Company, Inc. for working capital and general corporate purposes. Tranche III continues to provide up to $150 million available to the European and Canadian subsidiaries of the Company.

 On April 8, 1998 the Company's outstanding 11% Senior Subordinated Notes and the 12% Subordinated Discount Notes were called for redemption as of May 8, 1998. The 11% Senior Subordinated Notes will be redeemed at a price of 105.5% of the principal amount thereof plus accrued and unpaid interest. The 12% Subordinated Discount Notes will be redeemed at a price of 100% of the principal amount thereof plus accrued and unpaid interest. The payment for the redemption including accrued interest will approximate $366.2 million and be funded by drawing on the Company's $600 million revolving credit agreement, under which borrowings totaled $82.6 million at March 28, 1998.

 Capital expenditures are expected to approximate $60 million in 1998 primarily for replacement needs and improvement of domestic and foreign facilities.



 ACCOUNTING STANDARD CHANGE

 In June 1997 the Financial Accounting Standards Board issued Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information", which is effective for years beginning after 1997. The Company plans to adopt statement No. 131 in the fourth quarter of 1998.


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

 Each quarter, the Company evaluates and reviews estimates for future remediation and other costs to determine appropriate environmental reserve amounts. For each site a determination is made of the specific measures that are believed to be required to remediate the site, the estimated total cost to carry out the remediation plan, the portion of the total remediation costs to be borne by the Company and the anticipated time frame over which payments toward the remediation plan will occur. As of March 28,1998, the Company's reserves for environmental remediation activities totaled $102.8 million. These estimates may change in the future should additional sites be identified, circumstances change with respect to any site, the interpretation of current laws and regulations be modified or additional environmental laws and regulations be enacted.

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


 FORWARD-LOOKING STATEMENTS

 The information in this Form 10-Q contains forward-looking statements and estimates which are based on currently available information. The Company's actual results may differ significantly from the results discussed. Investors are cautioned that there can be no assurance that the actual results will not differ materially from those suggested in such forward-looking statements and estimates.


PART II. OTHER INFORMATION:

Item 4.  Submission of Matter to a Vote of Security Holders

          (a) The Annual Meeting of the Stockholders was held on April 28, 1998

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

          (c) A brief description of each matter voted upon at the Annual Meeting, and the results of voting, are as follows:


1.   Election of two (2) Directors to serve for a term
     expiring in 2001:
                                      FOR             WITHHELD

     James A. Bitonti          65,140,179 shares   795,810 shares
     Patricia K. Woolf, Ph.D.  65,170,118 shares   765,871 shares


2. Approval of the selection by the Board of Directors of an independent auditor for 1998.

     FOR                    AGAINST               ABSTAINED

65,318,452 shares        474,478 shares       143,059 shares


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


                              CROMPTON & KNOWLES CORPORATION
                                                (Registrant)


May 12, 1998                  By:/s/ Charles J. Marsden
                                 Charles J. Marsden
                                 Senior Vice President &
                                 Chief Financial Officer


May 12, 1998                  By:/s/ John T. Ferguson II
                                 John T. Ferguson II
                                 Vice President, General
                                 Counsel and Secretary




CROMPTON & KNOWLES CORPORATION AND SUBSIDIARIES
EXHIBIT 11 - STATEMENT RE COMPUTATION OF PER SHARE EARNINGS
(In thousands, except per share data)

                                                 BASIC
                                                 QUARTER ENDED
                                                   March 27,    March 29,
                                                     1998         1997
Earnings
Earnings before extraordinary charge             $  31,943    $   26,611

Extraordinary loss on early extinguishment
   of debt                                          (1,951)           -

Net earnings                                     $  29,992    $   26,611

Shares

Weighted average shares outstanding                 74,103        73,078

Per share
Earnings before extraordinary charge             $    .43     $     .36

Extraordinary loss on early extinguishment
  of debt                                            (.03)            -

Net earnings                                     $    .40     $     .36



                                                  DILUTED
                                                 QUARTER ENDED
                                                   March 27,    March 29,
                                                     1998         1997
Earnings
Earnings before extraordinary charge             $  31,943    $   26,611

Extraordinary loss on early extinguishment
  of debt                                           (1,951)           -

Net earnings                                     $  29,992    $   26,611

Shares
Weighted average shares outstanding                 74,103        73,078

Common stock equivalents                             2,311         1,611

Average shares outstanding                          76,414        74,689

Per share
Earnings before extraordinary charge             $    .42     $     .35

Extraordinary loss on early extinguishment
  of debt                                            (.03)            -

Net earnings                                     $    .39     $     .35