Form 10-Q
period 1998-06-27
CROMPTON & KNOWLES CORP
filed 1998-08-11
CIK 25757

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549


                             FORM 10-Q
(Mark One)
X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 27, 1998

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
         Class                    Outstanding at July 15, 1998
Common Stock, $.10 par value             74,442,064 shares








                  CROMPTON & KNOWLES CORPORATION
                            FORM 10-Q
                 FOR QUARTER ENDED JUNE 27, 1998



                              INDEX




  PART I.     FINANCIAL INFORMATION:

  Item 1.     Condensed Financial Statements and
              Accompanying Notes

              .  Consolidated Statements of Earnings
                 (unaudited) - Quarters and six months ended
                  June 27, 1998 and June 28, 1997

              .  Consolidated Balance Sheets - June 27, 1998
                 (unaudited) and December 27, 1997

              .  Consolidated Statements of Cash Flows
                 (unaudited) - Six months ended
                  June 27, 1998 and June 28, 1997

              .  Notes to Consolidated Financial
                 Statements - Quarter ended June 27, 1998
                 (unaudited)

  Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations



 PART II.    OTHER INFORMATION:

  Item 1.     Legal proceedings

  Item 6.     Exhibits and Reports on Form 8-K

  Signatures
  *Exhibit   4 $600,000,000 Third Amended and Restated
               Credit Agreement

  *Exhibit 4.1 Amendment of 1988 Rights Agreement

   Exhibit  11 Statement Re Computation of Per Share Earnings

  *Exhibit  27 Financial Data Schedules

 * Copies of these Exhibits are annexed to this report on Form
 10-Q provided to the Securities and Exchange Commission and the New York Stock Exchange.



                                                                 UNAUDITED
CROMPTON & KNOWLES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Earnings
Quarters and six months ended June 27, 1998 and June 28, 1997
(In thousands, except per share data)

                                Quarters ended         Six months ended
                              June 27,   June 28,    June 27,     June 28,
                              1998       1997        1998         1997

 Net sales                    $ 474,337  $ 494,142   $   951,556  $   968,015

 Cost of products sold          292,091    312,638       594,556      617,010
 Selling, general
   and administrative            66,074     69,767       133,347      136,439
 Depreciation and amortization   20,394     20,300        40,487       40,153
 Research and development        13,200     13,054        26,363       25,938

 Operating profit                82,578     78,383       156,803      148,475
 Interest expense                20,505     26,581        44,118       53,534
 Other (income) expense          (1,258)       583        (1,547)         781

 Earnings before income
   taxes and extraordinary loss  63,331     51,219       114,232       94,160
 Provision for income taxes      23,536     19,451        42,494       35,781

 Earnings before
   extraordinary loss            39,795     31,768        71,738       58,379
 Extraordinary loss on early
   extinguishment of debt       (13,843)    (1,227)      (15,794)      (1,227)

 Net earnings                 $  25,952  $  30,541   $    55,944  $    57,152

 Basic Earnings per common share:
 Earnings before
   extraordinary loss         $    .53   $    .44    $      .96   $      .80
 Extraordinary loss               (.18)      (.02)         (.21)        (.02)

 Net earnings                 $    .35   $    .42    $      .75   $      .78

 Diluted Earnings per common share:
 Earnings before
   extraordinary loss         $    .52   $    .43    $      .94   $      .78
 Extraordinary loss               (.18)      (.02)         (.21)        (.02)

 Net earnings                 $    .34   $    .41    $      .73   $      .76

 Dividends per common share   $    .05   $    .05    $      .05   $      .05

 See accompanying notes to consolidated financial statements.
                                 - 2 -



                                            June 27, 1998 UNAUDITED

CROMPTON & KNOWLES CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
June 27, 1998 and December 27, 1997
(In thousands of dollars)


                                             June 27,          December 27,
                                               1998               1997
  ASSETS
  CURRENT ASSETS
  Cash                                    $     14,831       $     10,607
  Accounts receivable                          268,786            262,412
  Inventories                                  359,307            356,716
  Other current assets                          74,844             85,314
      Total current assets                     717,768            715,049
  NON-CURRENT ASSETS
  Property, plant and equipment                467,457            474,892
  Cost in excess of acquired net assets        179,700            181,025
  Other assets                                 166,358            177,854
                                          $  1,531,283       $  1,548,820

  LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES
  Notes payable                           $      2,944       $      1,770
  Accounts payable                             134,528            145,405
  Accrued expenses                             153,535            149,910
  Income taxes payable                          47,461             38,909
  Other current liabilities                     26,333             27,094
      Total current liabilities                364,801            363,088
  NON-CURRENT LIABILITIES
  Long-term debt                               832,578            896,291
  Postretirement health care liability         148,560            149,344
  Other liabilities                            144,585            160,187

  STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock                                   7,733              7,733
  Additional paid-in capital                   237,874            232,213
  Accumulated deficit                         (121,796)          (174,019)
  Accumulated translation adjustment           (46,584)           (42,045)
  Treasury stock at cost                       (32,874)           (40,228)
  Deferred compensation                           (834)              (984)
  Pension liability adjustment                  (2,760)            (2,760)
      Total stockholders' equity (deficit)      40,759            (20,090)

                                          $  1,531,283       $  1,548,820



  See accompanying notes to consolidated financial statements.
                                   - 3 -




                                                             UNAUDITED
CROMPTON & KNOWLES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Six months ended June 27, 1998 and June 28, 1997
(In thousands of dollars)



                                                    June 27,     June 28,
Increase (decrease) to cash                           1998         1997
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                                    $   55,944   $   57,152
  Adjustments to reconcile net earnings
    to net cash provided by operations:
    Extraordinary loss on early
      extinguishment of debt                          15,794        1,227
    Depreciation and amortization                     40,487       40,153
    Noncash interest                                   5,068        6,946
    Deferred taxes                                     6,762       12,009
    Changes in assets and liabilities, net            (9,653)     (21,926)
  Net cash provided by operations                    114,402       95,561

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisitions                                        (5,927)           -
  Capital expenditures                               (21,341)     (17,040)
  Other investing activities                             235        2,535
  Net cash used by investing activities              (27,033)     (14,505)

CASH FLOWS FROM FINANCING ACTIVITIES
  Redemption of 11% and 12% notes                   (352,802)           -
  Proceeds (payments) on long-term borrowings        279,313      (65,777)
  Proceeds (payments) on short-term borrowings         1,174       (5,157)
  Premium paid on early extinguishment of debt       (15,289)      (1,464)
  Dividends paid                                      (3,721)      (3,663)
  Other financing activities                           9,343        3,053
  Net cash used by financing activities              (81,982)     (73,008)

CASH
  Effect of exchange rates on cash                    (1,163)        (531)
  Change in cash                                       4,224        7,517
  Cash at beginning of period                         10,607       21,120
  Cash at end of period                           $   14,831   $   28,637












See accompanying notes to consolidated financial statements.
                                  -4-




CROMPTON & KNOWLES CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
Quarter ended June 27, 1998




PRESENTATION OF CONSOLIDATED FINANCIAL STATEMENTS

The information included in the foregoing consolidated financial statements is unaudited but reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.

Included in accounts receivable are allowances for doubtful accounts of $9.6 million in 1998 and $8.7 million at December 27, 1997.

Accumulated depreciation amounted to $442.2 million in 1998 and $416.6 million at December 27, 1997.

Accumulated amortization of cost in excess of acquired net assets amounted to $45.1 million in 1998 and $42.2 million at December
27, 1997.

Accumulated amortization of patents, unpatented technology, trademarks and other intangibles included in other assets amounted to $130.6 million in 1998 and $123.3 million at December
27, 1997.

Cash payments during the six months ended June 27, 1998 and June
28, 1997 included interest of $40.7 million and $46.9 million, respectively, and income taxes of $9.6 million and $16.2 million, respectively.

It is suggested that the interim consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's 1997 Annual Report on Form 10-K.








CAPITAL STOCK

As of June 27, 1998, there were 77,332,751 common shares issued at $.10 par value, of which 2,890,787 shares were held in the treasury.


INVENTORIES

Components of inventories are as follows:

                                   June 27,        Dec. 27,
(In thousands)                       1998             1997

Finished goods                     $243,936        $226,730
Work in process                      43,718          47,029
Raw materials and supplies           71,653          82,957

                                   $359,307        $356,716

EARNINGS(LOSS)PER COMMON SHARE

The computation of basic earnings per common share is based on the weighted average number of common shares outstanding. The computation of diluted earnings per common share is based on the weighted average number of common and common equivalent shares outstanding. The following is a reconciliation of the shares used in both computations:

(In thousands)                  Second Quarter     Six Months
                                1998     1997    1998     1997
Weighted average common
  shares outstanding           74,430   73,341  74,267   73,210
Stock options, warrants
  and other equivalents         2,383    1,834   2,346    1,738

Weighted average common
  and common equivalent
  shares outstanding           76,813   75,175  76,613   74,948









BUSINESS SEGMENT DATA

                                     Second Quarter Ended
                                   June 27,        June 28,
(In thousands)                       1998            1997

SALES
Specialty Chemicals              $  393,185      $  418,303
Specialty Equipment and Controls     81,152          75,839

  Total net sales                $  474,337      $  494,142

OPERATING PROFIT
Specialty Chemicals              $   77,899      $   76,074
Specialty Equipment and Controls      9,832           8,122
General corporate expense         (   5,153)      (   5,813)

  Total operating profit         $   82,578      $   78,383


                                       Six Months Ended
                                   June 27,        June 28,
(In thousands)                       1998            1997

SALES
Specialty Chemicals              $  786,795      $  817,009
Specialty Equipment and Controls    164,761         151,006

  Total net sales                $  951,556      $  968,015

OPERATING PROFIT
Specialty Chemicals              $  148,117      $  144,632
Specialty Equipment and Controls     20,198          15,748
General corporate expense         (  11,512)      (  11,905)

  Total operating profit         $  156,803      $  148,475










COMPREHENSIVE INCOME

Effective in the first quarter of 1998, the Company adopted Financial Accounting Standards Board Statement No. 130 "Reporting Comprehensive Income". The statement establishes standards for reporting "comprehensive income" and its components in financial statements and notes thereto. An analysis of the Company's comprehensive income follows:

                              Second Quarter     Six Months
                                   Ended            Ended
                            June 27, June 28, June 27, June 28,
(In thousands)                1998     1997     1998     1997
Net earnings                $ 25,952 $ 30,541 $ 55,944 $ 57,152
Other comprehensive
  (income)expense:
  Foreign currency
    translation adjustments    1,343    4,300    4,539   11,239
  Minimum pension liability
    adjustments, net               -        -        -    ( 953)

                               1,343    4,300    4,539   10,286

Comprehensive income        $ 24,609 $ 26,241 $ 51,405 $ 46,866






LONG-TERM DEBT

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

On May 8, 1998 the Company redeemed the outstanding 11% Senior Subordinated Notes at a price of 105.5% of the principal amount thereof plus accrued and unpaid interest and the 12% Subordinated Discount Notes at a price of 100% of the principal amount thereof plus accrued and unpaid interest. The payment for the redemption including premium and accrued interest amounted to $366.2 million and was funded by drawing on the Company's $600 million revolving credit agreement. Borrowings under the revolving credit agreement totaled $389.1 million at June 27, 1998.








              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS



 SECOND QUARTER RESULTS

 Overview

 Consolidated net sales of $474.3 million for the second quarter of 1998 decreased 4% from the comparable 1997 period. The decrease was primarily attributable to lower unit volume. Improved pricing of 1% offset lower foreign currency translation. International sales, including US exports, were 40% of total sales compared to 39% in the second quarter of 1997.

 Net earnings before extraordinary losses on early extinguishment of debt increased 25% to $39.8 million, or $.53 cents per share basic and $.52 cents per share diluted, compared to $31.8 million, or $.44 cents per share basic and $.43 per share diluted, in last year's second quarter. The extraordinary loss of $.18 cents per share in the second quarter of 1998 reflects the redemption of the 11% and 12% Notes on May 8, 1998. Net earnings were $26.0 million, or $.35 cents per share basic and $.34 cents per share diluted, compared to $30.5 million, or $.42 cents per share basic and $.41 cents per share diluted, in the prior year's second quarter.

 Gross margin as a percentage of net sales increased to 38.4% from 36.7% in the second quarter of 1997. The increase was attributable primarily to lower raw material costs and improved pricing. Consolidated operating profit increased 5% to $82.6 million from $78.4 million in the prior year. Both segments contributed to the increase as specialty chemicals rose 2% and specialty process equipment and controls increased 21%.

 Specialty Chemicals

 The Company's specialty chemicals segment sales of $393.2 million decreased 6% from the comparable 1997 period. The decrease was primarily due to lower unit volume. An analysis of sales by major product class within the specialty chemicals segment follows.

 Chemicals and polymers sales of $123.5 million decreased 2% from the second quarter of 1997 primarily attributable to lower unit volume, as improved pricing of 1% was offset by lower foreign currency translation. Sales of rubber chemicals were lower than 1997 primarily due to lower pricing, foreign currency translation and unit volume. EPDM sales increased primarily due to improved pricing. Nitrile rubber sales decreased as a result of lower unit volume.

 Crop protection sales of $100.5 million decreased 13% from the comparable 1997 quarter primarily as a result of lower unit volume due to weather conditions in California which were unfavorable for its miticide products. This is the reverse of 1997 when second quarter sales were unusually strong and third quarter sales were weak. Improved pricing of 1% offset lower foreign currency translation.

 Specialty sales of $81.2 million decreased 1% versus the second quarter of 1997 primarily attributable to lower unit volume as improved pricing of 1% offset lower foreign currency translation. The comparison to last year's strong second quarter was difficult considering the 12% increase over the comparable 1996 quarter.

 Colors sales of $64.6 million decreased 7% from the second quarter of 1997 primarily due to lower unit volume of 4%, foreign currency translation of 2% and lower pricing of 1%. Increased imports of finished apparel into the U.S. negatively affected the business.

 Specialty ingredients sales of $23.4 million were 9% lower than the second quarter of 1997 primarily attributable to lower unit volume as a result of product rationalization in the second half of 1997.

 Operating profit of $77.9 million increased 2% versus the second quarter of 1997 primarily as a result of lower raw materials costs and improved pricing.

 Specialty Process Equipment and Controls

 The Company's specialty process equipment and controls segment sales of $81.1 million increased 7% from the second quarter of 1997 primarily attributable to higher unit volume. Sales were strong in most of the segment's major markets.

 Operating profit of $9.8 million increased 21% from the second quarter of 1997 primarily as a result of increased unit volume. The order backlog of extruders and related equipment at the end of the second quarter of 1998 amounted to $115 million compared to $109 million at the end of the first quarter.

 Other

 Selling, general and administrative expenses of $66.1 million decreased 5% versus the second quarter of 1997, essentially in line with the lower unit volume of sales. Depreciation and amortization of $20.4 million increased slightly from the comparable 1997 period as a result of a higher fixed asset base. Research and development costs of $13.2 million increased 1% from the second quarter of 1997, but as a percentage of sales remained constant at 3%. Interest expense of $20.5 million decreased 23% from the comparable period of 1997 primarily due to lower levels of indebtedness and lower interest on borrowings used to redeem the 11% and 12% Notes in May. Other income of $1.3 million compared to $583 thousand of other expense in the second quarter of 1997 primarily due to increased interest income. The effective tax rate of 37.2% decreased versus 38.0% in the comparable 1997 quarter.

 YEAR-TO-DATE RESULTS

 Overview

 Consolidated net sales of $951.6 million for the first six months of 1998 decreased 2% from the comparable period in 1997. The decrease resulted primarily from the impact of lower foreign currency translation. International sales, including U.S. exports, increased as a percentage of total sales to 40% from 38% for the first six months of 1997.

 Net earnings before extraordinary losses on early extinguishment of debt increased 23% to $71.7 million, or $.96 cents per share basic and $.94 cents per share diluted, compared to $58.4 million, or $.80 cents per share basic and $.78 cents per share diluted, in the first six months of 1997. Net earnings were $55.9 million, or $.75 cents per share basic and $.73 cents per share diluted, versus $57.2 million, or $.78 cents per share basic and $.76 cents per share diluted, in 1997.

 Gross margin as a percentage of net sales increased to 37.5% from 36.3% for the first six months of 1997. The increase was attributable primarily to lower raw material and other manufacturing costs. Consolidated operating profit increased 6% to $156.8 million as the specialty chemicals segment rose 2% and the specialty process equipment and controls segment increased 28%.



 Specialty Chemicals

 The Company's specialty chemicals segment sales of $786.8 million, decreased 4% from the comparable 1997 period. The decrease was primarily due to lower foreign currency translation and lower unit volume of approximately 2% each. An analysis of sales by major product class within the specialty chemicals segment follows:

 Chemicals and polymers sales of $244.3 million decreased 4% from the first six months of 1997. The decrease was primarily attributed to lower foreign currency translation of approximately 2% and lower pricing and lower unit volume of 1% each. Sales of rubber chemicals were lower than 1997 primarily due to lower pricing, foreign currency translation and unit volume. EPDM sales increased primarily due to improved pricing. Nitrile rubber sales decreased primarily as a result of lower unit volume.

 Crop protection sales of $208.4 million decreased 5% from the comparable 1997 period primarily as a result of lower unit volume due to weather conditions in California which were unfavorable for its miticide products.

 Specialty sales of $160.3 million increased 2% from the six month period of 1997 primarily due to increased unit volume.
 Improved pricing of 1% was offset by the impact of lower foreign currency translation.

 Colors sales of $125.7 million decreased 6% from the first six months of 1997 primarily due to lower unit volume of 3%, foreign currency translation of 2% and lower pricing of 1%.

 Specialty ingredients sales of $48.1 million were 7% lower than the comparable period in 1997 primarily attributable to lower unit volume as a result of product rationalization in the second half of 1997.

 Operating profit of $148.1 million for the first six months of 1998 increased 2% versus the prior year. The improvement in operating profit resulted primarily from lower raw material and other manufacturing costs.

 Specialty Process Equipment and Controls

 The Company's specialty process equipment and controls segment reported sales of $164.8 million representing a 9% increase from the 1997 six month period. Essentially all of the increase was attributable to higher unit volume.

 Operating profit of $20.2 million increased 28% versus the comparable 1997 period primarily due to increased unit volume.

 Other

 Selling, general and administrative expenses of $133.3 million decreased 2% versus the comparable period in 1997, essentially in line with the lower unit volume of sales. Depreciation and amortization of $40.5 million increased 1% versus the 1997 period primarily as a result of a higher fixed asset base. Research and development cost of $26.4 million increased 2% from $25.9 million in 1997, but as a percentage of sales remained constant at 3%. Interest expense of $44.1 million decreased 18% from the comparable period in 1997 due to lower levels of indebtedness and lower interest on borrowings used to redeem the 11% and 12% Notes in May. Other income of $1.5 million compared to $781 thousand of other expense in 1997 was primarily due to increased interest income. The effective tax rate of 37.2% decreased versus 38.0% in the comparable 1997 period.

 LIQUIDITY AND CAPITAL RESOURCES

 The June 27, 1998 working capital balance of $353.0 million was comparable to the balance at year-end 1997. The current ratio of 2.0 remained unchanged from the end of 1997. Days sales in receivables averaged 54 days for the six month period in 1998, unchanged from 1997. Inventory turnover averaged 3.2 compared to 3.3 at year-end 1997.

 Net cash flow provided by operations of $114.4 million increased $18.8 million from the first half of 1997 primarily due to increased operating earnings and lower working capital needs. The cash flow was primarily used, together with additional credit agreement borrowings, to fund capital expenditures, reduce debt including the 11% and 12% Notes, and pay the annual cash dividend. The Company's debt to total capital percentage decreased to 95% from 102% at year-end 1997. The Company's liquidity needs, including debt servicing, are expected to be financed from operations.

 On May 8, 1998 the Company redeemed the outstanding 11% Senior Subordinated Notes and the 12% Subordinated Discount Notes. The payment for the redemption including premium and accrued interest amounted to $366.2 million and was funded by drawing on the Company's $600 million revolving credit agreement. Borrowings under the revolving credit agreement totaled $389.1 million at June 27, 1998.

 Capital expenditures are expected to approximate $60 million in 1998 primarily for replacement needs and improvement of domestic and foreign facilities.

 In 1995 the Company initiated a program to update the current information technology systems on a worldwide basis. The Company evaluated its major computer systems and software applications with the goal of avoiding interruption in the supply of goods, services and business information at the turn of the century. Year 2000 compliance remediation costs are not expected to have a material effect on the Company's results of operation.

 ACCOUNTING STANDARD CHANGE

 In June 1997 the Financial Accounting Standards Board issued Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information", which is effective for years beginning after 1997. In June 1998, the Financial Accounting Standards Board issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities", which is effective for years beginning after 1999. The Company is currently evaluating the statements and plans to adopt Statement No. 131 in the fourth quarter of 1998 and Statement No. 133 in the first quarter of 2000.

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

 Each quarter, the Company evaluates and reviews estimates for future remediation and other costs to determine appropriate environmental reserve amounts. For each site a determination is made of the specific measures that are believed to be required to remediate the site, the estimated total cost to carry out the remediation plan, the portion of the total remediation costs to be borne by the Company and the anticipated time frame over which payments toward the remediation plan will occur. As of June 27, 1998, the Company's reserves for environmental remediation activities totaled $99.9 million. These estimates may change in the future should additional sites be identified, further remediation measures be required or undertaken, the interpretation of current laws and regulations be modified or additional environmental laws and regulations be enacted.

 The Company intends to assert all meritorious legal defenses and other equitable factors which are available to it with respect to the above matters. The Company believes that the resolution of these environmental matters will not have a material adverse effect on the consolidated financial position of the Company. While the Company believes it is unlikely, the resolution of these environmental matters could have a material adverse effect on the Company's consolidated results of operation in any given year if a significant number of these matters are resolved unfavorably.

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





Part II -- OTHER INFORMATION


Item 1.  Legal Proceedings.

     (i) Reference is made to page 16 (Other Environmental Matters) of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 27, 1997, for information pertaining to a suit brought by Sundor Canada Inc. against Uniroyal Chemical Co./Cie. and others. In June 1998, final settlement was reached among the parties in accordance with the terms previously disclosed and after judicial approval the suit was dismissed with prejudice.



          Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          Number              Description

          4*         $600,000,000 Third Amended and
                     Restated Credit Agreement dated as
                     of March 31, 1998, by and among
                     Crompton & Knowles Corporation and
                     certain of its subsidiaries, as
                     Borrowers, and various lenders, and
                     Citicorp USA, Inc., as Agent and The
                     Chase Manhattan Bank, Corestates Bank, N.A.
                     and First Union National Bank as Managing
                     Agents.

          4.1* Amendment dated as of January 20, 1998, amending the Rights Agreement dated as of July 20, 1988, as amended March 28, 1991 and October 1, 1992, between the Registrant and Mellon Bank N.A. as Rights Agent (Exhibit 1 to Form 8-K dated July 29, 1988.)

          11         Statement Re Computation of
                     Per Share Earnings

          27*        Financial Data Schedules

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


                              CROMPTON & KNOWLES CORPORATION
                                       (Registrant)


August 11, 1998               By:/s/ Charles J. Marsden
                                 Charles J. Marsden
                                 Senior Vice President &
                                 Chief Financial Officer


August 11, 1998               By:/s/ John T. Ferguson II
                                 John T. Ferguson II
                                 Vice President, General
                                 Counsel and Secretary