Form 10-Q
period 1998-09-26
CROMPTON & KNOWLES CORP
filed 1998-11-10
CIK 25757

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549


                             FORM 10-Q
(Mark One)
X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 26, 1998

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

     Indicate the number of shares outstanding of each of the
issuer's classes of common stock, as of the latest practicable date.
         Class                    Outstanding at October 14, 1998
Common Stock, $.10 par value             72,062,595 shares










                  CROMPTON & KNOWLES CORPORATION
                            FORM 10-Q
                 FOR QUARTER ENDED SEPTEMBER 26, 1998



                              INDEX




  PART I.     FINANCIAL INFORMATION:

  Item 1.     Condensed Financial Statements and
              Accompanying Notes

              . Consolidated Statements of Earnings
                (unaudited) - Quarters and nine months ended
                September 26, 1998 and September 27, 1997

              . Consolidated Balance Sheets - September 26, 1998
                (unaudited) and December 27, 1997

              . Consolidated Statements of Cash Flows
                (unaudited) - Nine months ended
                September 26, 1998 and September 27, 1997

              . Notes to Consolidated Financial
                Statements - Quarter ended September 26, 1998
                (unaudited)

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







                                                                 UNAUDITED
CROMPTON & KNOWLES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Earnings
Quarters and nine months ended September 26, 1998 and September 27, 1997 (In thousands, except per share data)

                                Quarters ended         Nine months ended
                              Sept. 26,  Sept. 27,   Sept. 26,    Sept. 27,
                              1998       1997        1998         1997

 Net sales                    $ 442,768  $ 455,076   $ 1,394,324  $ 1,423,091

 Cost of products sold          279,600    287,626       874,156      904,636
 Selling, general
   and administrative            64,219     67,713       197,566      204,152
 Depreciation and amortization   20,164     20,092        60,651       60,245
 Research and development        13,080     13,543        39,443       39,481
 Severance and other costs           -      13,000            -        13,000
 Special environmental charge        -      15,000            -        15,000

 Operating profit                65,705     38,102       222,508      186,577
 Interest expense                17,916     25,641        62,034       79,175
 Other income                    (1,055)   (27,910)       (2,602)     (27,129)

 Earnings before income
   taxes and extraordinary loss  48,844     40,371       163,076      134,531
 Provision for income taxes      18,252     15,549        60,746       51,330

 Earnings before
   extraordinary loss            30,592     24,822       102,330       83,201
 Extraordinary loss on early
   extinguishment of debt        (5,674)    (1,882)      (21,468)      (3,109)

 Net earnings                 $  24,918  $  22,940   $    80,862  $    80,092

 Basic earnings per common share
 Earnings before
   extraordinary loss         $    .41   $    .33    $     1.37   $     1.13
 Extraordinary loss               (.07)      (.02)         (.28)        (.04)

 Net earnings                 $    .34   $    .31    $     1.09   $     1.09

 Diluted earnings per common share
 Earnings before
   extraordinary loss         $    .40   $    .32    $     1.34   $     1.10
 Extraordinary loss               (.07)      (.02)         (.28)        (.04)

 Net earnings                 $    .33   $    .30    $     1.06   $     1.06

 Dividends per common share   $      -   $      -    $      .05   $      .05

 See accompanying notes to consolidated financial statements.
                                 - 2 -






                                            September 26, 1998 UNAUDITED

CROMPTON & KNOWLES CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
September 26, 1998 and December 27, 1997
(In thousands of dollars)


                                            September 26,    December 27,
                                               1998             1997
  ASSETS
  CURRENT ASSETS
  Cash                                    $      8,803     $     10,607
  Accounts receivable                          288,311          262,412
  Inventories                                  357,921          356,716
  Other current assets                          71,843           85,314
      Total current assets                     726,878          715,049
  NON-CURRENT ASSETS
  Property, plant and equipment                476,292          474,892
  Cost in excess of acquired net assets        180,023          181,025
  Other assets                                 161,690          177,854
                                          $  1,544,883     $  1,548,820

  LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES
  Notes payable                           $     11,595     $      1,770
  Accounts payable                             147,435          145,405
  Accrued expenses                             149,331          149,910
  Income taxes payable                          48,022           38,909
  Other current liabilities                     26,420           27,094
      Total current liabilities                382,803          363,088
  NON-CURRENT LIABILITIES
  Long-term debt                               811,769          896,291
  Postretirement health care liability         148,392          149,344
  Other liabilities                            144,148          160,187

  STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock                                   7,733            7,733
  Additional paid-in capital                   236,761          232,213
  Accumulated deficit                          (96,878)        (174,019)
  Accumulated translation adjustment           (34,894)         (42,045)
  Treasury stock at cost                       (51,357)         (40,228)
  Deferred compensation                           (834)            (984)
  Pension liability adjustment                  (2,760)          (2,760)
      Total stockholders' equity (deficit)      57,771          (20,090)

                                          $  1,544,883     $  1,548,820



  See accompanying notes to consolidated financial statements.
                                   - 3 -





                                                             UNAUDITED
CROMPTON & KNOWLES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Nine months ended September 26, 1998 and September 27, 1997
(In thousands of dollars)



                                                    Sept. 26,    Sept. 27,
Increase (decrease) to cash                           1998         1997
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                                    $   80,862   $   80,092
  Adjustments to reconcile net earnings
    to net cash provided by operations:
    Extraordinary loss on early debt extinguishment   21,468        3,109
    Depreciation and amortization                     60,651       60,245
    Noncash interest                                   4,977       10,541
    Deferred taxes                                     6,442       21,689
    Changes in assets and liabilities, net            (8,916)      (9,292)
  Net cash provided by operations                    165,484      166,384

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisitions                                        (5,927)           -
  Capital expenditures                               (42,084)     (27,900)
  Other investing activities                             380        3,008
  Net cash used by investing activities              (47,631)     (24,892)

CASH FLOWS FROM FINANCING ACTIVITIES
  Redemption of 11% and 12% notes                   (352,802)           -
  Proceeds (payments) on long-term borrowings        259,438     (136,975)
  Proceeds (payments) on short-term borrowings         9,825       (5,901)
  Premium paid on early extinguishment of debt       (22,984)      (4,123)
  Treasury stock acquired                            (20,922)           -
  Dividends paid                                      (3,721)      (3,671)
  Other financing activities                          10,669        3,612
  Net cash used by financing activities             (120,497)    (147,058)

CASH
  Effect of exchange rates on cash                       840         (400)
  Change in cash                                      (1,804)      (5,966)
  Cash at beginning of period                         10,607       21,120
  Cash at end of period                           $    8,803   $   15,154









See accompanying notes to consolidated financial statements.
                                  -4-









CROMPTON & KNOWLES CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
Quarter ended September 26, 1998




PRESENTATION OF CONSOLIDATED FINANCIAL STATEMENTS

The information included in the foregoing consolidated financial statements is unaudited but reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.

Included in accounts receivable are allowances for doubtful accounts of $12.8 million in 1998 and $8.7 million at December
27, 1997.

Accumulated depreciation amounted to $456.9 million in 1998 and $416.6 million at December 27, 1997.

Accumulated amortization of cost in excess of acquired net assets amounted to $46.7 million in 1998 and $42.2 million at December
27, 1997.

Accumulated amortization of patents, unpatented technology, trademarks and other intangibles included in other assets amounted to $134.4 million in 1998 and $123.3 million at December
27, 1997.

Cash payments during the nine months ended September 26, 1998 and September 27, 1997 included interest of $57.3 million and $62.7 million, respectively, and income taxes of $24.2 million and $25.1 million, respectively.

It is suggested that the interim consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's 1997 Annual Report on Form 10-K.








CAPITAL STOCK

As of September 26, 1998, there were 77,332,751 common shares issued at $.10 par value, of which 3,891,856 shares were held in the treasury.


INVENTORIES

Components of inventories are as follows:

                                   Sept.26,        Dec. 27,
(In thousands)                       1998             1997

Finished goods                     $243,666        $226,730
Work in process                      42,500          47,029
Raw materials and supplies           71,755          82,957

                                   $357,921        $356,716

EARNINGS(LOSS)PER COMMON SHARE

The computation of basic earnings per common share is based on the weighted average number of common shares outstanding. The computation of diluted earnings per common share is based on the weighted average number of common and common equivalent shares outstanding. The following is a reconciliation of the shares used in both computations:

(In thousands)                   Third Quarter    Nine Months
                                1998     1997    1998     1997
Weighted average common
  shares outstanding           74,460   73,508  74,331   73,309
Stock options, warrants
  and other equivalents         1,823    2,117   2,189    1,902

Weighted average common
  and common equivalent
  shares outstanding           76,283   75,625  76,520   75,211









BUSINESS SEGMENT DATA

                                     Third Quarter Ended
                                   Sept. 26,      Sept. 27,
(In thousands)                        1998           1997

SALES
Specialty Chemicals              $   352,322    $   375,328
Specialty Equipment and Controls      90,446         79,748

  Total net sales                $   442,768    $   455,076

OPERATING PROFIT
Specialty Chemicals              $    56,902    $    61,407
Specialty Equipment and Controls      11,814         10,165
Severance and other costs                  -     (   13,000)
Special environmental provision            -     (   15,000)
General corporate expense         (    3,011)    (    5,470)

  Total operating profit         $    65,705    $    38,102


                                      Nine Months Ended
                                   Sept. 26,      Sept. 27,
(In thousands)                        1998           1997

SALES
Specialty Chemicals              $ 1,139,117    $ 1,192,337
Specialty Equipment and Controls     255,207        230,754

  Total net sales                $ 1,394,324    $ 1,423,091

OPERATING PROFIT
Specialty Chemicals              $   205,019    $   206,039
Specialty Equipment and Controls      32,012         25,913
Severance and other costs                  -     (   13,000)
Special environmental provision            -     (   15,000)
General corporate expense         (   14,523)    (   17,375)

  Total operating profit         $   222,508    $   186,577






COMPREHENSIVE INCOME

Effective in the first quarter of 1998, the Company adopted Financial Accounting Standards Board Statement No. 130 "Reporting Comprehensive Income". The statement establishes standards for reporting "comprehensive income" and its components in financial statements and notes thereto. An analysis of the Company's comprehensive income follows:

                              Third Quarter       Nine Months
                                  Ended             Ended
                            Sept.26, Sept.27, Sept.26, Sept.27,
(In thousands)                1998     1997     1998     1997
Net earnings                $ 24,918 $ 22,940 $ 80,862 $ 80,092
Other comprehensive
  (income)expense:
  Foreign currency
    translation adjustments  (11,690)   1,871  ( 7,151)  13,110
  Minimum pension liability
    adjustments, net               -        -        -    ( 953)

                             (11,690)   1,871  ( 7,151)  12,157

Comprehensive income        $ 36,608 $ 21,069 $ 88,013 $ 67,935






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

On May 8, 1998 the Company redeemed the outstanding 11% Senior Subordinated Notes at a price of 105.5% of the principal amount thereof plus accrued and unpaid interest and the 12% Subordinated Discount Notes at a price of 100% of the principal amount thereof plus accrued and unpaid interest. The payment for the redemption including premium and accrued interest amounted to $366.2 million and was funded by drawing on the Company's $600 million revolving credit agreement. In addition, $107.2 million of the Company's 9% and 10.5% debt was refinanced in the nine months of 1998. Borrowings under the revolving credit agreement totaled $453.4 million at September 26, 1998.



RECENT EVENT

On September 17, 1998, the Company and Bayer AG, Germany announced an agreement in principle to form a joint venture to serve the agricultural seed treatment market in North America. The basis of the joint venture will be the Company's Gustafson seed treatment business. The transaction is anticipated to close in November 1998.





              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS



 THIRD QUARTER RESULTS

 Overview

 Consolidated net sales of $442.8 million for the third quarter of 1998 decreased 3% from the comparable period in 1997. The decrease was primarily attributable to lower unit volume. International sales, including US exports, were 41% of total sales, unchanged from the third quarter of 1997.

 Net earnings before extraordinary losses on early extinguishment of debt increased 23% to $30.6 million, or $.41 per share basic and $.40 per share diluted, compared to $24.8 million, or $.33 per share basic and $.32 per share diluted, in last year's third quarter. The extraordinary losses on early extinguishment of debt were $5.7 million, or $.07 per share in the third quarter of 1998 and $1.9 million, or $.02 per share in the comparable 1997 quarter. Net earnings were $24.9 million, or $.34 per share basic and $.33 per share diluted, compared with $22.9 million, or $.31 per share basic and $.30 per share diluted, in the prior year's third quarter.

 Gross margin as a percentage of net sales increased slightly to 36.9% from 36.8% in the third quarter of 1997. Consolidated operating profit of $65.7 million was essentially unchanged from the $66.1 million (before special charges of $28 million) in the third quarter of 1997. The specialty chemicals segment decreased 7% while the specialty process equipment and controls segment increased 16%.

 Specialty Chemicals

 The Company's specialty chemicals segment sales of $352.3 million decreased 6% from the comparable 1997 period. The decrease was primarily due to lower unit volume. An analysis of sales by major product class within the specialty chemicals segment follows.

 Chemicals and polymers sales of $115.9 million decreased 4% from the third quarter of 1997 primarily due to lower unit volume offset, in part, by improved pricing. Sales of rubber chemicals were 9% lower than 1997 primarily due to an unfavorable sales mix and lower unit volume. EPDM sales increased 8% primarily due to improved pricing. Nitrile rubber sales decreased 12% primarily as a result of lower unit volume.

 Crop protection sales of $86.9 million decreased 5% from the comparable 1997 quarter primarily as a result of lower unit volume. The U.S. farm economy worsened during the third quarter of 1998 as drought, low commodity prices and lack of grower financing impacted demand for the Company's insecticide, harvest aid and seed treatment products. In addition, international sales were negatively impacted by economic conditions in Russia, Asia and Central Europe.

 Specialty sales of $74.7 million decreased 4% versus the third quarter of 1997 primarily attributable to lower unit volume as weak demand for urethanes more than offset increased sales from the introduction of a new polymerization inhibitor and the recent plant expansion for synthetic lubricants.

 Colors sales of $53.2 million decreased 15% from the third quarter of 1997 primarily due to lower unit volume of 13% and lower pricing of 2%. Increased imports of finished apparel from Asia adversely affected the business.

 Specialty ingredients sales of $21.6 million were 8% lower than the third quarter of 1997 primarily attributable to lower unit volume as a result of product rationalization in the second half of 1997.

 Operating profit of $56.9 million decreased 7% versus the third quarter of 1997 primarily as a result of lower unit volume and unfavorable product mix within certain businesses.

 Specialty Process Equipment and Controls

 The Company's specialty process equipment and controls segment sales of $90.5 million increased 13% from the third quarter of 1997 primarily as a result of increased unit volume.

 Operating profit of $11.8 million increased 16% from the third quarter of 1997 primarily attributable to higher unit volume. The order backlog of extruders and related equipment at the end of the third quarter of 1998 amounted to $117 million compared to $115 million at the end of the second quarter.

 Other

 Selling, general and administrative expenses of $64.2 million decreased 5% versus the third quarter of 1997 primarily due to an adjustment of long-term incentive expense caused by the Company's recent share price decline. Depreciation and amortization of $20.2 million increased slightly from the comparable 1997 period. Research and development costs of $13.1 million decreased 3% from the third quarter of 1997, but as a percentage of sales remained constant at 3%. Interest expense of $17.9 million decreased 30% from the comparable period of 1997 primarily due to lower levels of indebtedness and lower interest cost on borrowings used to redeem the 11% and 12% Notes in May, 1998. Other income of $1.1 million decreased significantly from $27.9 million in the third quarter of 1997, primarily as a result of the settlement of post retirement medical and life insurance benefits with the U.S. Department of the Army which resulted in a gain to the company of $28.0 million in 1997. The effective tax rate of 37.4% decreased versus the 38.5% in the comparable 1997 quarter.

 YEAR-TO-DATE RESULTS

 Overview

 Consolidated net sales of $1.39 billion for the first nine months of 1998 decreased 2% from the comparable period in 1997. The decrease resulted primarily from lower unit volume (1%) and the impact of lower foreign currency translation (1%). International sales, including U.S. exports, increased as a percentage of total sales to 40% from 39% for the first nine months of 1997.

 Net earnings before extraordinary losses on early extinguishment of debt increased 23% to $102.3 million, or $1.37 per share basic and $1.34 per share diluted, compared to $83.2 million, or $1.13 per share basic and $1.10 per share diluted, for the prior year. The extraordinary losses on early extinguishment of debt were $21.5 million, or $.28 per share in 1998, and $3.1 million, or $.04 per share, in the first nine months of 1997. Net earnings were $80.9 million, or $1.09 per share basic and $1.06 per share diluted, compared with $80.1 million, or $1.09 per share basic and $1.06 per share diluted, for the comparable period in 1997.

 Gross margin as a percentage of net sales increased to 37.3% from 36.4% for the first nine months of 1997. The increase was attributable primarily to lower raw material costs and improved pricing. Consolidated operating profit increased 4% to $222.5 million from $214.6 million (before special charges of $28 million) in the prior year. The specialty chemicals segment was slightly lower than 1997 while the specialty process equipment and controls segment increased 24%.

 Specialty Chemicals

 The Company's specialty chemicals segment sales of $1.14 billion decreased 4% from the comparable 1997 period. The decrease was primarily due to lower unit volume of 3% and lower foreign currency translation of 1%. An analysis of sales by major product class within the specialty chemicals segment follows.

 Chemicals and polymers sales of $360.2 million decreased 4% from the first nine months of 1997. The decrease was primarily attributable to lower unit volume of 3% and lower foreign currency translation of 1%. Sales of rubber chemicals were 9% lower than 1997 primarily due to lower pricing, unfavorable sales mix and unit volume. EPDM sales increased 8% primarily due to improved pricing. Nitrile rubber sales decreased 8% primarily as a result of lower unit volume.

 Crop protection sales of $295.3 million decreased 5% from the comparable 1997 period primarily as a result of lower unit volume. Unfavorable weather, low commodity prices and lack of grower financing impacted demand for insecticide and other products in the United States, and international sales were negatively impacted by economic conditions in Russia, Asia and Central Europe.

 Specialty sales of $234.9 million were comparable to the prior year. Improved pricing of 1% was offset by the impact of lower foreign currency translation.

 Colors sales of $178.9 million decreased 9% from the first nine months of 1997 primarily due to lower unit volume of 6%, foreign currency translation of 2% and lower pricing of 1%.

 Specialty ingredients sales of $69.8 million were 7% lower than the comparable period in 1997 primarily attributable to lower unit volume as a result of product rationalization in the second half of 1997.

 Operating profit of $205.0 million decreased $1.0 million from $206.0 million for the nine month period in 1997 primarily from a decrease in unit volume offset by lower operating costs and improved pricing.

 Specialty Process Equipment and Controls

 The Company's specialty process equipment and controls segment reported sales of $255.2 million representing an 11% increase from the 1997 nine month period primarily due to higher unit volume.

 Operating profit of $32.0 million increased 24% versus the comparable 1997 period primarily due to increased unit volume and improved pricing and product mix.

 Other

 Selling, general and administrative expenses of $197.6 million decreased 3% versus the comparable period in 1997, primarily from the lower unit volume of sales and an adjustment of long-term incentive expense caused by the Company's share price decline. Depreciation and amortization of $60.7 million increased 1% versus the 1997 period primarily as a result of a higher fixed asset base. Research and development cost of $39.4 million approximated the comparable period in 1997 and as a percentage of net sales remained constant at 3%. Interest expense of $62.0 million decreased 22% from the nine months of 1997 due to lower levels of indebtedness and lower interest cost on borrowings used to redeem the 11% and 12% Notes in May.
 Other income of $2.6 million in 1998 decreased significantly from $27.1 million in 1997 which included a settlement gain of $28.0 million with the U.S. Department of the Army. The effective tax rate of 37.3% decreased versus the 38.2% rate in the comparable 1997 period.

 LIQUIDITY AND CAPITAL RESOURCES

 The September 26, 1998 working capital balance of $344.1 million decreased $7.9 million from year-end 1997. The current ratio of
 1.9 decreased slightly from 2.0 at the end of 1997. Days sales in receivables averaged 55 days versus 54 days for the nine months of 1997. Inventory turnover averaged 3.2 compared to 3.3 for the nine months of 1997.

 Net cash flow provided by operations of $165.5 million decreased $900 thousand compared to the first nine months of 1997 primarily due to increased operating earnings more than offset by lower noncash interest and deferred taxes. The cash flow was primarily used, together with additional credit agreement borrowings, to fund capital expenditures, reduce debt including the 11% and 12% Notes, repurchase 1.3 million shares of the Company's common stock and pay the annual cash dividend. The Company's debt to total capital percentage decreased to 93% from 102% at year-end 1997. The Company's liquidity needs, including debt servicing, are expected to be financed from operations.

 On May 8, 1998 the Company redeemed the outstanding 11% Senior Subordinated Notes and the 12% Subordinated Discount Notes. The payment for the redemption including premium and accrued interest amounted to $366.2 million and was funded by drawing on the Company's $600 million revolving credit agreement. Borrowings under the revolving credit agreement totaled $453.4 million at September 26, 1998.

 On September 17, 1998, the Company and Bayer AG, Germany announced an agreement in principle to form a joint venture to serve the agricultural seed treatment market in North America. The basis of the joint venture will be the Company's Gustafson seed treatment business. The transaction is anticipated to close in November 1998.

 Capital expenditures are expected to approximate $60 million in 1998 primarily for replacement needs and improvement of domestic and foreign facilities.

 YEAR 2000 ISSUES

 The Company has assessed and continues to assess its Information Technology (IT) infrastructures including those systems that are typically viewed as non-IT systems to determine and address any potential problems that may result from Year 2000 compliance issues. As generally known, Year 2000 compliance issues pertain to the ability of computerized systems to recognize and process date sensitive information beginning January 1, 2000. The Company has performed this assessment over the last two years and has been implementing appropriate steps to be Year 2000 compliant in both its IT and non-IT systems.

 Under the Company's current environment, IT systems include mission critical applications that directly support the Company's operations. These IT systems also include networked personal computers running desktop applications. Typical non-IT system within the Company's environment include process controls and other microcontrollers containing imbedded computer chips. Assessment of non-IT systems is an ongoing activity and, to the extent that any existing non-IT system has Year 2000 compliance issues, the Company is aggressively undertaking measures to remedy such systems. The Company believes that existing non-IT systems will continue to function without significant problems beyond January 1, 2000.

 The Company employs a number of major mission critical IT systems in its Specialty Chemicals business. These systems are currently being upgraded to address Year 2000 compliance issues and the Company expects this to be completed by mid-1999.

 The Company's Specialty Machinery and Controls business is supported by a legacy system that runs on a mid-range computer system. This system has been reworked, tested and the Company believes that it is now Year 2000 compliant. The Company has assessed all other IT systems including non-IT systems in this business segment and has undertaken necessary steps to address any Year 2000 compliance issues. This business currently sells equipment controls containing programs and microchips. The Company believes that these products which are used in the operation of extrusion machinery are Year 2000 compliant.

 The Company has operations in Europe, Asia Pacific, and Latin
 America supported by IT systems operating on mid-range computers. The Company is presently upgrading these IT systems to address Year 2000 compliance. The Company expects to complete this upgrade by mid-1999.

 The Company is actively looking into the overall Year 2000 readiness of its major business partners including vendors, suppliers, and service providers in order to determine that the Company's operations will not be disrupted in the event that any such third party failed to have Year 2000 compliant systems.
 The Company has received assurances from nearly all of the major business entities that it conducts business with that these entities will be able to conduct business beyond January 1, 2000 without any disruption. The Company continues to provide status information of its Year 2000 compliance effort to its customers and assures its customers that the Company's IT infrastructure will continue to function properly beyond January 1, 2000.

 The Company has spent approximately $4.6 million to assess and correct Year 2000 compliance issues in its IT infrastructure through September 26, 1998. The Company estimates that it will spend an additional $1.9 million to complete the remediation of Year 2000 compliance issues in its IT infrastructure. The Company is committed to allocate funds to remediate any other Year 2000 compliance issues in the course of its ongoing assessment of its IT infrastructure. Year 2000 compliance costs are not expected to have a material effect on the Company's results of operations.

 The Company does not expect to have any material risk exposure emanating from its internal IT infrastructure. While it is not expected to occur, failures of the Company's supplier's vendors, and key customers to address the Year 2000 compliance could have material adverse impact on the Company's operations. In particular, failures of the Company's energy and telecommunication suppliers to address Year 2000 compliance could have an immediate impact on the Company's operations. The Company is continuing to assess and focus its efforts to mitigate any potential risk associated with the Year 2000 compliance.

 The Company does not have any formal contingency plan at this time. The Company continually monitors the need to develop a formal contingency plan.

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

 Each quarter, the Company evaluates and reviews estimates for future remediation and other costs to determine appropriate environmental reserve amounts. For each site a determination is made of the specific measures that are believed to be required to remediate the site, the estimated total cost to carry out the remediation plan, the portion of the total remediation costs to be borne by the Company and the anticipated time frame over which payments toward the remediation plan will occur. As of September 26, 1998, the Company's reserves for environmental remediation activities totaled $96.7 million. These estimates may change in the future should additional sites be identified, further remediation measures be required or undertaken, the interpretation of current laws and regulations be modified or additional environmental laws and regulations be enacted.

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







Part II -- OTHER INFORMATION


Item 1.  Legal Proceedings.

     (a) Reference is made to Item 1(i) of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 28, 1997, and to page 16 (Other Environmental Matters) of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 27, 1997 for information relating to Uniroyal's Painesville, Lake County, Ohio facility and to the facility's litigation with the Lake County Board of Commissioners. In September 1998, the parties entered into a settlement agreement pursuant to which Uniroyal agreed to comply with certain interim and final limits pertaining to the discharge of certain substances from its wastewater to the Lake County sanitary sewer system and paid an administrative fine of $176,000, and Lake County dismissed all of its present and past claims against Uniroyal with prejudice.

     (b) Reference is made to Item 3 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 27, 1997, for information pertaining to the Vertac Chemical Corporation site in Jacksonville, Arkansas ("Vertac Site") allegedly contaminated by dioxins. On October 23, 1998, the United States District Court for the Eastern District of Arkansas, Western Division, entered an order granting the United States of America's motion for summary judgement against the Registrant's Canadian subsidiary, Uniroyal Chemical Co./Cie. ("Uniroyal") and Hercules Incorporated ("Hercules") as to the amount of $102.9 million of removal and remediation costs that the United States claims it incurred at the Vertac Site. Trial on the allocation of these costs as between Uniroyal and Hercules was concluded on November 6, 1998, and how much, if any, of the costs will ultimately be imposed on Uniroyal cannot be determined at this time, although Uniroyal continues to believe that its share of liability will be small in comparison to that of Hercules.

          Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          Number              Description


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


                              CROMPTON & KNOWLES CORPORATION
                                       (Registrant)


November 10, 1998             By:/s/ Charles J. Marsden
                                 Charles J. Marsden
                                 Senior Vice President &
                                 Chief Financial Officer


November 10, 1998             By:/s/ John T. Ferguson II
                                 John T. Ferguson II
                                 Vice President, General
                                 Counsel and Secretary