Form 10-K
period 1998-12-26
CROMPTON & KNOWLES CORP
filed 1999-03-26
CIK 25757

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                           FORM 10-K
(Mark One)
x    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 26, 1998

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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.      [ x ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, computed as of February 26, 1999, was $ 1,207,895,507.

     The number of shares of Common Stock of the registrant outstanding as of February 26, 1999, was 67,743,203.

               DOCUMENTS INCORPORATED BY REFERENCE

     Annual Report to Stockholders for fiscal year ended
       December 26, 1998     ........     Parts I, II and IV
     Proxy Statement for Annual Meeting of Stockholders on
       April 27, 1999       ........      Part III



                             INDEX
                                                            Page
PART I

Item 1.     Business
            Specialty Chemicals
            Polymers and Polymer Processing Equipment
Item 2.     Properties
Item 3.     Legal Proceedings
Item 4.     Submission of Matters to a Vote of Security Holders

PART II

Item 5.     Market for Registrant's Common Equity and
            Related Stockholder Matters
Item 6.     Selected Financial Data
Item 7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk
Item 8.     Financial Statements and Supplementary Data
Item 9.     Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure

PART III

Item 10.    Directors and Executive Officers of the Registrant
Item 11.    Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13.    Certain Relationships and Related Transactions

PART IV

Item 14.    Exhibits, Financial Statement Schedules
            and Reports on Form 8-K



                             PART I

ITEM 1.  BUSINESS

General Business of Crompton & Knowles Corporation

     Crompton & Knowles Corporation (together with its consolidated subsidiaries, the "Corporation"), was incorporated in Massachusetts in 1900. The Corporation has engaged in the manufacture and sale of specialty chemicals since 1954 and, since 1961, in the manufacture and sale of polymer processing equipment.

     The Corporation has substantially expanded both its specialty chemical and its polymer processing equipment businesses through a number of acquisitions in both the United States and Europe, including that of Uniroyal Chemical Corporation ("UCC") in 1996. UCC was the parent of Uniroyal Chemical Company, Inc. ("Uniroyal"), a multinational manufacturer of performance chemicals, which include rubber chemicals and additives for plastics and lubricants, crop protection chemicals, and polymers, which include Royalene(R) EPDM rubber, Paracril(R) nitrile rubber and Adiprene(R)/Vibrathane(R) urethane prepolymers. In December 1998, UCC and Uniroyal were merged, with Uniroyal surviving as a subsidiary of the Corporation.

     During fiscal year 1998, the Corporation acquired the polymer processing equipment business of Betol Machinery of Luton, U.K. In addition, the Corporation entered into two joint ventures. First, in November the Corporation and Bayer Corporation ("Bayer") formed joint ventures to serve the agricultural seed treatment markets in North America. The business previously operated by Gustafson, Inc. ("Gustafson"), a unit of Uniroyal, is the basis of the 50/50 joint ventures. The U.S. joint venture will be headquartered in Plano, Texas under the former Gustafson management. The crop protection businesses of the Corporation and Bayer will continue to operate independently, except for these seed treatment joint ventures. Also in November of 1998, Uniroyal entered into a joint venture with GIRSA, a subsidiary of DESC, S.A. de C.V., a Mexican corporation, to produce Paracril(R) oil-resistant nitrile rubber products in Mexico. Uniroyal is contributing its nitrile rubber technology and business, and will continue to provide sales and technical service support through its existing organization. GIRSA is contributing its process and manufacturing technology and will be primarily responsible for the construction of a new plant in Mexico. Uniroyal's production facility in Painesville, Ohio will close by mid-1999.

     In January 1999, the Corporation sold its specialty ingredients business, Ingredient Technology Corporation, to Chr. Hansen, Inc.

     Information as to the sales, operating profit, depreciation and amortization, assets and capital expenditures attributable to each of the Corporation's business segments during each of its last three fiscal years is set forth in the Notes to Consolidated Financial Statements on pages 32-33 of the Corporation's 1998 Annual Report to Stockholders, and such information is incorporated herein by reference.

Reporting Segments

     Effective in 1998, the Corporation adopted FASB Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," and redefined its reporting segments. The Corporation's results are grouped into two major business categories, "Specialty Chemicals" and "Polymers and Polymer Processing Equipment." Specialty Chemicals consist of separate reporting segments for Performance Chemicals (rubber chemicals and specialty additives), Crop Protection, Colors and Other (specialty ingredients). Polymers and Polymer Processing Equipment consist of separate reporting segments for Polymers (EPDM, urethanes and nitrile rubber) and Polymer Processing Equipment (specialty process equipment and controls).

Products and Services

     The Corporation's products are currently marketed in approximately 120 countries and serve a wide variety of end use markets including tires, agriculture, automobiles, textiles, plastics, lubricants, petrochemicals, leather, construction, recreation, mining, paper, packaging, home furnishings, and appliances. The principal products and services offered by the Corporation are described below.


                           SPECIALTY CHEMICALS


Performance Chemicals

     The Performance Chemicals business consists of a number of specialty chemicals used in the plastics, petroleum and rubber industries. The Performance Chemicals business had net sales for fiscal 1998 of $441.8 million.

Rubber Chemicals

     The product line of the Performance Chemicals business contains over 100 different chemicals for use in processing rubber. These products include accelerators, antioxidants, antiozonants, chemical foaming agents and waxes. Accelerators are used for curing natural and synthetic rubber, and have a wide range of activation temperatures, curing ranges and use forms. Antiozonants protect rubber compounds from flex cracking and ozone, oxygen and heat degradation. Antioxidants provide rubber compounds with protection against oxygen, light and heat. Foaming agents produce gas by thermal decomposition or via a chemical reaction with other components of a polymer system and are mixed with rubber to produce sponge rubber products. Waxes inhibit static atmospheric ozone cracking in rubber. Tire manufacturers accounted for approximately 60% of the Corporation's rubber chemical sales in fiscal 1998, with the balance of such sales going to the industrial rubber market which includes numerous manufacturers of hoses, belting, sponge and a wide variety
of other engineered rubber products.   The Corporation believes it is one of
the three largest suppliers of rubber chemicals in the world.

Specialty Additives

     The Corporation also manufactures and markets a broad line of additives for plastics and lubricants, including antioxidants, lubricant additives, chemical foaming agents, synthetic fluids, chemical intermediates, polymerization inhibitors, curatives, dispersants and polymer modifiers.
These products are used in the manufacture of numerous plastic and petroleum related products which in turn have diverse end uses, including plastic products, petrochemicals, adhesives, aerospace, athletic equipment, automotive components, construction, electronics, food packaging, vinyl flooring, wire and cable and automotive and industrial oils and lubricants. These chemicals are often specially developed for a customer's specific manufacturing requirements. Future growth is expected to result from continued penetration in existing niche markets and expansion into worldwide markets, particularly Europe and Asia, and through the further development of a new series of polymerization inhibitors, high performance antioxidants and lubricant additives. These high performance additives are a minor component of the end product but critical to its performance.

     Performance chemicals are sold through a specialized sales force, including technical service professionals who address customer inquiries and problems. The technical service professionals generally have degrees in chemistry and/or chemical engineering and are knowledgeable in specific product application fields. The sales and technical service professionals identify and focus on customers' growth opportunities, working not only with the customers' headquarters staff, but also with their research and development and manufacturing personnel on a worldwide basis.

     Net sales of rubber chemicals during fiscal 1998, 1997 and 1996 were 14.7%, 15.6%, and 16.8% of the Corporation's net sales, respectively.


Crop Protection

     The Crop Protection business manufactures and markets a wide variety of agricultural chemicals for many major food crops, including grains, fruits, nuts and vegetables, and many non-food crops, such as tobacco, cotton, turf, flax and ornamental plants. The business focuses its efforts mainly on products used on high value cash crops, such as vegetables, nuts, citrus and tree and vine fruits as opposed to commodity crops such as soybeans and corn. The Crop Protection business had net sales for fiscal 1998 of $348.0 million.

     The Crop Protection business offers four major crop protection chemical product lines: fungicides; miticides and insecticides; growth regulants; and herbicides. Each product line is composed of numerous formulations for specific crops and geographic regions.

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

     The Corporation is a leading producer and marketer of seed treatment
chemicals.   In November 1998, the Corporation formed joint ventures with
Bayer Corporation to serve the agricultural seed treatment markets in North America based on Gustafson, Inc. ("Gustafson"), formerly a wholly owned subsidiary, which is a leading producer of seed treatment formulations and equipment. Bayer acquired a 50 percent interest in the Gustafson seed treatment business. As a result of this transaction, the operating results of Gustafson were deconsolidated in December 1998.

     Gustafson has a leading share of the North American commercial seed treatment formulation market and is recognized as a technological leader in this market. Gustafson is engaged directly and through cooperative ventures in developing and formulating seed treatment systems, offering a broad line of chemical formulations which contain fungicides, insecticides and seed conditioning aids in addition to commercial seed treating equipment. Gustafson's expertise enables it to develop and produce formulations consisting of multiple components to obtain optimum efficacy against seed and soil disease pathogens and insects.

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

Colors

     The Colors business had net sales in fiscal 1998 of $229.7 million. Textile dyes manufactured and sold by the Colors business are used on both synthetic and natural fibers for knit and woven garments, home furnishings such as carpets, draperies, and upholstery, and automotive furnishings including carpeting, seat belts, and upholstery. Industrial dyes and chemicals are marketed to the paper, leather, and ink industries for use on stationery, tissue, towels, shoes, apparel and luggage, as well as other specialty areas such as transfer printing inks.

     The Corporation also markets a line of chemical auxiliaries for the textile industry, including leveling agents, dye fixatives, and preparation and finishing chemicals.

     The Corporation is among the largest suppliers of dyes in the United States and is a leading domestic producer of specialty dyes for nylon, wool, polyester, acrylics, and cotton. The Corporation is recognized domestically as a leader in dyes and dyeing process technology for the broadloom carpet industry and is the only supplier of basic dyes for differential dyed nylon carpet in the United States and Europe. In addition, the Corporation supplies unique dyes for metal coating applications and ink-jet printers. In Europe, the primary dye offerings of the Corporation are acid and pre-metallized dyes for wool and nylon fibers.

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


Other

     In January 1999, the Corporation sold its specialty ingredients business, Ingredient Technology Corporation ("ITC"), to Chr. Hansen, Inc. ITC had fiscal 1998 net sales of $89.6 million. Through ITC, the Corporation manufactured and sold reaction and compounded flavor ingredients for the food processing, bakery, beverage and pharmaceutical industries; colors certified by the Food & Drug Administration for sale to domestic producers of food and pharmaceuticals; and inactive ingredients for the pharmaceutical industry.
ITC was also a leading supplier of specialty sweeteners, including edible molasses, molasses blends, malt extracts, and syrups for the bakery, confectionery and food processing industries and a supplier of seasonings and seasoning blends for the food processing industry.



               POLYMERS AND POLYMER PROCESSING EQUIPMENT

Polymers

     The Polymers business, which had net sales for fiscal 1998 of $342.5 million, has three principal product lines: Adiprene(R)/Vibrathane(R) urethane prepolymers, Royalene(R) EPDM rubber and Paracril(R) nitrile rubber.

Adiprene(R)/Vibrathane(R)

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

     Adiprene(R)/Vibrathane(R) urethane prepolymers are sold directly by a dedicated sales force in the United States, Canada and Australia and by direct sales and through distributorships in Europe, Latin America and the Far East. Adiprene(R)/Vibrathane(R) customers are serviced worldwide by a dedicated technical staff. Technical service personnel support field sales, while a research and development staff is dedicated to support new product and process development to meet rapidly changing customer needs. Technical support is a critical component of the product offering.

Royalene(R)

     The Corporation produces and markets approximately 30 different ethylene-propylene-diene rubber ("EPDM") polymer variations. EPDM is popularly known as "crackless rubber" because of its ability to withstand sunlight and ozone without cracking. EPDM's applications include automobile, single-ply roofing, hoses, electrical insulation, tire sidewalls, mechanical seals and gaskets, oil additives, and plastic modifiers.

     The Corporation believes it is one of the three largest suppliers of EPDM polymers in the world, and the largest supplier of EPDM polymers in North America. The Corporation's success in this business has been due to several factors, including product performance, effective technical assistance and outstanding customer service, which have earned the Corporation a reputation for excellence and strong customer loyalty.

Paracril(R)

     In November 1998, Uniroyal entered into a joint venture with GIRSA, a subsidiary of DESC, S.A. de C.V., a Mexican corporation, to produce Paracril(R) oil-resistant nitrile rubber products in Mexico. Uniroyal is contributing its nitrile rubber technology and business to the joint venture, and will continue to provide sales and technical service support through its existing organization. GIRSA is contributing its process and manufacturing technology to the joint venture and will be primarily responsible for the construction of a new plant in Mexico. Uniroyal's production facility in Painesville, Ohio will close by mid-1999.

     Nitrile rubber polymers, produced and marketed by the Corporation under the Paracril(R) trademark, are resistant to most types of oils. Paracril(R) nitrile rubber is produced in 22 different variations to meet specific end use requirements in automotive hoses, seals, rings, printing rolls, insulation and many other products exposed to oil.

     The sale of Royalene(R) and Paracril(R) products is supported by a highly qualified staff of technical service specialists with extensive field and operational experience. Strong customer relations and market knowledge result from this sales effort. In certain geographic areas, the Royalene(R) and Paracril(R) products are sold through distributors.

Polymer Processing Equipment

     The Corporation's wholly owned subsidiary, Davis-Standard Corporation, manufactures and sells polymer processing equipment, which includes industrial blow molding equipment, electronic controls, and integrated extrusion systems, and offers specialized service and modernization programs for in-place polymer processing systems. The polymer processing equipment business had net sales in the 1998 fiscal year of $344.5 million.

     Integrated polymer processing systems, which include extruders in combination with controls and other equipment, are used to process polymers into various products such as plastic sheet and profiles used in appliances, automobiles, home construction, sports equipment, and furniture; extruded shapes used as house siding, furniture trim, and substitutes for wood molding; and cast and blown film used to package many consumer products. Integrated extrusion systems are also used to compound engineered polymers, to recycle and reclaim plastics, to coat paper, cardboard and other materials used as packaging, and to apply plastic or rubber insulation to high voltage power cable for electrical utilities and to wire for the communications, construction, automotive, and appliance industries. Industrial blow molding equipment produced by the Corporation is sold to manufacturers of non-disposable plastic items such as tool cases and beverage coolers.

     The Corporation is a leading producer of polymer processing equipment for the polymers industry and a leading domestic producer of industrial blow molding equipment and competes with domestic and foreign producers of such products. The expansion of its Pawcatuck, Connecticut facility and a strong performance at its German subsidiary, ER-WE-PA Davis-Standard GmbH, have enabled shipments to keep pace with the strong demand for extruders. The Corporation is one of a number of producers of other types of polymer processing machinery.

     In the United States, most of the Corporation's sales of polymer processing equipment are made by its own dedicated sales force. In other parts of the world, and for export sales from the United States, the Corporation's sales of such equipment are made largely through agents.

                              *  *  *

Sources of Raw Materials

     Chemicals, steel, castings, parts, machine components and other raw materials required in the manufacture of the Corporation's products are generally available from a number of sources, some of which are foreign. The Corporation also uses large amounts of petrochemical feedstocks in its chemical manufacturing processes. Large increases in the cost of these petrochemical feedstocks could adversely affect the Corporation's operating margins. Significant sales of the colors business consist of dyes manufactured from intermediates purchased from foreign sources.

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

Patents and Licenses

     The Corporation has over 1,800 United States and foreign patents and pending applications and has trademark protection for approximately 500 product names. Patents, trade names, trademarks, know-how, trade secrets, formulae, and manufacturing techniques assist in maintaining the competitive position of certain of the Corporation's products. Patents, formulae, and know-how are of particular importance in the manufacture of a number of specialty chemicals manufactured and sold by the Corporation, and patents and know-how are also significant in the manufacture of certain wire insulating and polymer processing machinery product lines. The Corporation is licensed to use certain patents and technology owned by other companies, including some foreign companies, to manufacture products complementary to its own products, for which it pays royalties in amounts not considered material to the consolidated results of the enterprise. Products to which the Corporation has such rights include certain crop protection chemicals, dyes, and polymer processing machinery.

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

Seasonal Business

     With the exception of the Crop Protection business which has approximately 15% of its annual sales occurring in the fourth calendar quarter, no material portion of any segment of the business of the Corporation is seasonal.

Customers

     The Corporation does not consider any segment of its business dependent on a single customer or a few customers, the loss of any one or more of whom would have a material adverse effect on the segment. No one customer's business accounts for more than ten percent of the Corporation's gross revenues nor more than ten percent of its earnings before taxes.

Backlog

     Because machinery production schedules range from about 60 days to 10 months, backlog is important to the Corporation's polymer processing equipment business. Firm backlog of customers' orders for this business at the end of 1998 totalled approximately $118 million compared with $106 million at the end of 1997. It is expected that most of the 1998 backlog will be shipped during 1999. Orders for specialty chemicals and polymers are generally filled from inventory stocks and thus are excluded from backlog.

Competitive Conditions

     The Corporation is a major manufacturer of specialty chemicals, polymers and polymer processing equipment. Competition varies by product and by geographic region, except that in rubber chemicals the market is fairly concentrated. In that market, Uniroyal and its two principal competitors together account for approximately 50% of total worldwide sales. In addition, the EPDM market is fairly concentrated. Uniroyal and its two principal competitors together account for approximately 70% of sales within the United States and approximately 50% worldwide.

     Two new EPDM technologies are being developed and commercialized by competitors. The first technology, which is based on a new metallocene catalyst system and which may expand the application areas of EPDM, is also being developed by the Corporation. The second technology is a gas phase process that has not been fully commercialized by any company and cannot be fully assessed at this time.

     Product performance, service, and prices are all important factors in competing in the specialty chemicals, polymers and polymer processing equipment businesses.

Research and Development

     The Corporation conducts research and development on a worldwide basis at a number of facilities, including field stations that are used for crop
protection research and development activities.   Research and development
expenditures by the Corporation totalled $52.8 million for the year 1998, $53.6 million for the year 1997 and $52.4 million for the year 1996.

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

     Environmental Regulation. The Corporation believes that its business, operations and facilities have been and are being operated in substantial compliance in all material respects with applicable environmental and health and safety laws and regulations, many of which provide for substantial fines and criminal sanctions for violations. The ongoing operations of chemical manufacturing plants, however, entail risks in these areas and there can be no assurance that material costs or liabilities will not be incurred. In addition, future developments, such as increasingly strict requirements of environmental and health and safety laws and regulations and enforcement policies thereunder, could bring into question the handling, manufacture, use, emission or disposal of substances or pollutants at facilities owned, used or controlled by the Corporation or the manufacture, use or disposal of certain products or wastes by the Corporation and could involve potentially significant expenditures. To meet changing permitting and regulatory standards, the Corporation may be required to make significant site or operational modifications, potentially involving substantial expenditures and reduction or suspension of certain operations. The Corporation incurred $10.8 million of costs for capital projects and $31.8 million for operating and maintenance costs related to environmental compliance at its facilities during fiscal 1998. In fiscal 1999, the Corporation expects to incur approximately $14.3 million of costs for capital projects and $31.7 million for operating and maintenance costs related to environmental compliance at its facilities. During fiscal 1998, the Corporation spent $8.4 million to clean up previously utilized waste disposal sites and to remediate current and past facilities. The Corporation expects to spend approximately $18.4 million during fiscal 1999 to clean up such waste disposal sites.

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

Employees

     The Corporation had approximately 5,364 employees on December 26, 1998.

Geographic Information

     The information with respect to sales and property, plant and equipment attributable to each of the major geographic areas served by the Corporation for each of the Corporation's last three fiscal years, set forth in the Notes to Consolidated Financial Statements on page 33 of the Corporation's 1998 Annual Report to Stockholders, is incorporated herein by reference.

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



ITEM 2.  PROPERTIES

     The following table sets forth information as to the principal operating properties of the Corporation and its subsidiaries:

Location               Facility                   Products/Businesses

UNITED STATES
Alabama
   Bay Minette         Plant*                     Performance Chemicals

Connecticut
   Bethany             Research Center*           Crop Protection

   Middlebury          Corporate Offices and      Crop Protection, Performance
                       Research Center**          Chemicals, and Polymers

   Naugatuck           Plant, Research Center*    Crop Protection, Performance
                                                  Chemicals, and Polymers

   Pawcatuck           Office and                 Polymer Processing
                       Machine Shop*              Equipment

   Stamford            Office**                   Corporate Headquarters

Louisiana
   Geismar             Plant*                     Crop Protection, Performance
                                                  Chemicals, and Polymers
New Jersey
   Cedar Grove         Office and                 Polymer Processing Equipment
                       Machine Shop**

   Edison              Office and                 Polymer Processing Equipment
                       Machine Shop**

   Newark              Plant*                     Colors

   Nutley              Office, Laboratory         Colors
                       and Plant*

   Somerville          Office and                 Polymer Processing Equipment
                       Machine Shop*

North Carolina
   Charlotte           Office and                 Colors
                       Laboratory*

   Gastonia            Plant*                     Crop Protection, Performance
                                                  Chemicals, and Polymers

   Lowell              Plant*                     Colors

Pennsylvania
   Gibraltar           Office, Laboratory         Colors
                       and Plant*

   Reading             Plant*                     Colors

South Carolina
   Greenville          Plant, Laboratory          Colors
                       and Warehouse*

INTERNATIONAL

Australia
 South Australia
   Regency Park, S.A.  Office and                 Crop Protection
                       Machine Shop**
 New South Wales
  Seven Hills          Office and Laboratory**    Polymers

Bahamas
   Freeport            Plant*                     Performance Chemicals


Belgium
  Brussels             Office**                   Colors, Crop Protection,
                                                  Performance Chemicals
                                                  and Polymers


  Tertre               Office, Laboratory         Colors
                       and Plant*
Brazil
   Rio Claro           Plant*                     Crop Protection, Performance
                                                  Chemicals, and Polymers
Canada
Ontario
   Elmira              Plant*                     Crop Protection, Performance
                                                  Chemicals, and Polymers

  Guelph               Research Center*           Crop Protection, Performance
                                                  Chemicals, and Polymers
France
   Dannemarie          Office and                 Polymer Processing Equipment
                       Machine Shop*

   Oissel              Office, Laboratory         Colors
                       and Plant*
Germany
   Erkrath             Office and                 Polymer Processing Equipment
                       Machine Shop*
Italy
   Latina              Plant*                     Crop Protection, Performance
                                                  Chemicals, and Polymers
Korea
   Kyungki-do          Plant*                     Performance Chemicals

Mexico
   Tampico             Plant*                     Performance Chemicals

The Netherlands        Plant*                     Crop Protection
   Amsterdam

Republic of China
(Taiwan)
   Kaohsiung           Plant***                   Performance Chemicals

Thailand
   Bangkok             Plant*                     Performance Chemicals

United Kingdom
   Evesham             Research Center*           Crop Protection

   Huddersfield        Plant#                     Performance Chemicals

   Langley             Office**                   Colors, Crop Protection,
                                                  Performance Chemicals, and
                                                  Polymers
__________________
*    Facility Owned by the Corporation
**   Facility Leased by the Corporation
*** Facility Owned by Uniroyal Chemical Taiwan Ltd., which is 80% owned by Uniroyal
 #   Land Leased by and Facility owned by Uniroyal

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

     Environmental Liabilities. Each quarter, the Corporation evaluates and reviews estimates for future remediation and other costs to determine appropriate environmental reserve amounts. For each site, a determination is made of the specific measures that are believed to be required to remediate the site, the estimated total cost to carry out the remediation plan, the portion of the total remediation costs to be borne by the Corporation and the anticipated time frame over which payments toward the remediation plan will occur. The total amount accrued for such environmental liabilities at December 26, 1998, was $94 million. The Corporation estimates the potential liabilities to range from $70 million to $129 million at December 26, 1998. It is reasonably possible that the Corporation's estimates for environmental remediation liabilities may change in the future should additional sites be identified, further remediation measures be required or undertaken, the interpretation of current laws and regulations be modified or additional environmental laws and regulations be enacted.

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

     The Corporation and some of its subsidiaries have been identified by federal, state or local governmental agencies, and by other potentially responsible parties (a "PRP") under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, or comparable state statutes, as a PRP with respect to costs associated with waste disposal sites at various locations in the United States. Because these regulations have been construed to authorize joint and several liability, the EPA could seek to recover all costs involving a waste disposal site from any one of the PRP's for such site, including the Corporation, despite the involvement of other PRPs. In many cases, the Corporation is one of several hundred PRPs so identified. In a few instances, the Corporation is one of only a handful of
PRPs.   In certain instances, a number of other financially responsible PRPs are also involved, and the Corporation expects that any ultimate liability resulting from such matters will be apportioned between the Corporation and
such other parties.   In addition, the Corporation is involved with
environmental remediation and compliance activities at some of its current and former sites in the United States and abroad. The more significant of these matters are described below.

 .     Beacon Heights and Laurel Park - Uniroyal is a member of the Beacon
Heights Coalition, a group of entities engaged in remedial work at the Beacon Heights site in the State of Connecticut pursuant to a Consent Decree entered in 1987. The actions required by this Consent Decree have been essentially completed. There is a continuing requirement for operation and maintenance at the site.

     Over many years, Uniroyal has entered into and performed activities pursuant to a series of Administrative Orders with respect to the Laurel Park site located in the State of Connecticut. The EPA, the State of Connecticut, and the Laurel Park Coalition (consisting of Uniroyal and a number of other parties) have entered into a Consent Decree governing the design and implementation of the selected remedy. Remedial construction began at the Laurel Park site in July 1996, and was completed in 1998. Operation and maintenance activities at the site are ongoing.

     Consolidated litigation brought by the Beacon Heights and Laurel Park Coalitions seeking contribution to the costs from the owner/operators of the site and later from other identified generator parties has resulted in substantial recoveries from a number of parties. Hearings on the remaining claims have been completed before a Special Master appointed by the Court. The Special Master has issued a Report and Recommendations to the Court denying recovery to the Coalitions. The Coalitions intend to file objections to the Report prior to the Courts ruling in this matter.

 .     Cleve Reber - Uniroyal and three other corporations named in an
Administrative Order issued by the EPA have complied with such Order which governs remediation of the site located in the State of Louisiana. The cooperating parties have negotiated a consent agreement with the EPA which resolves all outstanding claims, leaving only ongoing operation and maintenance activities at the site.

 .     Petro Processors - This matter relating to a site in the State of
Louisiana was initiated in 1981. Litigation was instituted by the EPA against a number of parties, including Uniroyal, Inc. (which Uniroyal has agreed to indemnify), seeking cleanup of the Petro Processors site. A Consent Decree was entered to settle the case in February 1984, which required the defendants to clean up the site to the satisfaction of the EPA under supervision of the court. A settlement among the ten defendants, dated December 16, 1983, defines the percentage to be borne by each defendant of the currently estimated future cost of $89.0 million to complete remediation of the site. Although the allocations are subject to a confidentiality order, Uniroyal believes that the amount it will pay will not be material to its financial condition or results of operations.

 .     Vertac - Uniroyal and its Canadian subsidiary, Uniroyal Chemical
Co./Cie. (formerly known as Uniroyal Chemical Ltd./Ltee) were joined with others as defendants in consolidated civil actions brought in the United States District Court, Eastern District of Arkansas, Western Division by the United States of America, the State of Arkansas and Hercules Incorporated ("Hercules") relating to a Vertac Chemical Corporation site in Jacksonville, Arkansas. Uniroyal has been dismissed from the litigation. On May 21, 1997, the Court entered an order finding that Uniroyal Chemical Co./Cie. is jointly and severally liable to the United States, and finding that Hercules and Uniroyal Chemical Co./Cie. are liable to each other in contribution. On October 23, 1998, the Court entered an order granting the United States's motion for summary judgment against Uniroyal Chemical Co,/Cie. and Hercules as to the amount of its claimed removal and remediation costs of $102.9 million at the Vertac site. Trial on the allocation of these costs as between Uniroyal Chemical Co./Cie. and Hercules was concluded on November 6, 1998, and post-trial briefing was completed during February 1999, with a decision expected during the second quarter of 1999. How much, if any, of the costs will ultimately be imposed on Uniroyal Chemical Co./Cie. cannot be determined at this time although Uniroyal Chemical Co./Cie. continues to believe that its share of liability will be small in comparison to that of Hercules.

     The natural resource damage case filed by several individuals in state court which named Uniroyal Chemical Co./Cie. has been withdrawn without prejudice. These individuals have refiled their case in Federal court against some of the parties but have not named Uniroyal Chemical Co./Cie. as a defendant. Uniroyal Chemical Co./Cie. received a notice from the United States Department of the Interior of its intent to perform a Natural Resource Damage Assessment at the site. In addition, the State of Arkansas has commenced an action for natural resource damages which is currently pending in the State court, but Uniroyal Chemical Co./Cie. has not been named a party in that action.

 .     Naugatuck - On February 24, 1999, the Connecticut Department of
Environmental Protection initiated an action in Connecticut State court against Uniroyal alleging that the Company's Naugatuck, CT, plant had on several occasions improperly discharged hazardous wastes to the Naugatuck sewage treatment plant and had failed to comply with other applicable state and Federal requirements regarding its discharges to the sewage treatment plant.

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

                              PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

     The information concerning the range of market prices for the Corporation's Common Stock on the New York Stock Exchange and the amount of dividends paid thereon during the past two years, set forth in the Notes to Consolidated Financial Statements on page 33 of the Corporation's 1998 Annual Report to Stockholders, is incorporated herein by reference.


     The number of registered holders of Common Stock of the Corporation on December 26, 1998, was 4,555.


ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data for the Corporation for each of its last seven fiscal years, set forth under the heading "Seven Year Selected Financial Data" on page 35 of the Corporation's 1998 Annual Report to Stockholders, is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's discussion and analysis of the Corporation's financial condition and results of operations, set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 18 through 21 of the Corporation's 1998 Annual Report to Stockholders, is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk is summarized in Management's Discussion and Analysis of Financial Conditions and Results of Operations on pages 19 and 20 of the Corporation's 1998 Annual Report to Stockholders. Significant interest rate risk-sensitive instruments as of December 26, 1998, are detailed below and should be read in conjunction with the Long-term Debt and Financial Instruments Notes to the Corporation's 1998 Annual Report to Stockholders:

                           Interest Rate Sensitivity
                           (In thousands of dollars)


                                                                       Fair
Year of Maturity    1999    2000    2001     2002     2003     Total   Value


Long-Term Debt:
  Fixed Rate (US$)        $182,261         $173,128          $355,389 $394,447
   Average
   Interest Rate             9.00%           10.50%             9.73%
  Variable Rate (US$)                               $283,700 $283,700 $283,700
   Average
   Interest Rate                                       6.13%    6.13%
 Variable Rate (primarily
 Canadian Dollars)        $  3,366   $500  $   462  $  3,440 $  7,768 $  7,768
   Average
   Interest Rate             5.73%  4.25%    4.25%     5.38%    5.39%

Short-Term Debt:
 Variable Rate (primarily Belgian
   Francs)         $17,305                                   $ 17,305 $  7,305
 Average
 Interest Rate       3.85%                                      3.85%

Anticipated Transaction Interest Rate
  Protection Agreement:
 Protection Agreement
  (US$)                   $230,000                           $230,000 $ 17,098
                             6.04%                              6.04%



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements of the Corporation, notes thereto, and supplementary data, appearing on pages 22 through 35 of the Corporation's 1998 Annual Report to Stockholders, are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                             PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information called for by this item concerning directors of the Corporation is included in the definitive proxy statement for the Corporation's Annual Meeting of Stockholders to be held on April 27, 1999, which is to be filed with the Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, and such information is incorporated herein by reference.



     The executive officers of the Corporation are as follows:

Vincent A. Calarco, age 56, has served as President and Chief Executive Officer of the Registrant since 1985 and Chairman of the Board since 1986. Mr. Calarco has been a member of the Board of Directors of the Registrant since 1985.

Robert W. Ackley, age 57, has served as a Vice President, Polymer Processing Equipment, of the Registrant since 1998 and as President of Davis-Standard Corporation (prior to 1995, Davis-Standard Division) since 1983. Mr. Ackley has served as a Vice President of the Registrant since 1986.

Peter Barna, age 55, has served as Vice President-Finance of the Registrant since 1996 and Principal Accounting Officer of the Registrant since 1986. Mr. Barna served as Treasurer of the Registrant from 1980 to 1996.

James J. Conway, age 55, has served as Vice President, Colors, of the Registrant since 1998 and President of Crompton & Knowles Colors Incorporated since 1997. Prior to joining the Registrant, Mr. Conway was Senior Vice President and General Manager of International Specialty Products, Inc. from 1992 to 1997.

Joseph B. Eisenberg, Ph.D., age 56, has served as Vice President, Rubber Chemicals, EPDM and Nitrile Rubber, of the Registrant since 1998 and as Executive Vice President, Chemicals & Polymers, of Uniroyal since 1994. Dr. Eisenberg served as Vice President and General Manager of the Chemicals & Polymers Division of Uniroyal from 1991 to1994.

John T. Ferguson II, age 52, has served as Vice President of the Registrant since 1996, and General Counsel and Secretary of the Registrant since 1989.

Marvin H. Happel, age 59, has served as Vice President-Organization and Administration of the Registrant since 1996 and Vice President-Organization from 1986 to 1996.

Alfred F. Ingulli, age 57, has served as Vice President, Crop Protection, of the Registrant since 1998 and as Executive Vice President, Crop Protection of Uniroyal since 1994. Mr. Ingulli served as Vice President and General Manager, Crop Protection Division of Uniroyal from 1989 to 1994.

John R. Jepsen, age 43, has served as Treasurer of the Registrant since 1998. Mr. Jepsen served with the International Paper Company as Assistant Treasurer, International from 1996 to 1998 and, prior to that, as Director of Corporate Finance from 1986 to 1996.

Charles J. Marsden, age 58, has served as Senior Vice President and Chief Financial Officer of the Registrant since 1996, and served as Vice President-Finance and Chief Financial Officer of the Registrant from 1985 to 1996. Mr. Marsden has served as a member of the Board of Directors of the Registrant since 1985.

William A. Stephenson, age 51,has served as Vice President, Specialty Additives and Urethanes, of the Registrant since 1998 and as Executive Vice President, Specialties of Uniroyal since 1994. Mr. Stephenson served as Vice President and General Manager, Specialties Division, of Uniroyal from 1990 to 1994.

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


ITEM 11.  EXECUTIVE COMPENSATION

     Information called for by this item is included in the definitive proxy statement for the Corporation's Annual Meeting of Stockholders to be held on April 27, 1999, which is to be filed with the Commission pursuant to Regulation 14A, and such information is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information called for by this item is included in the definitive proxy statement for the Corporation's Annual Meeting of Stockholders to be held on April 27, 1999, which is to be filed with the Commission pursuant to Regulation 14A, and such information is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information called for by this item is included in the definitive proxy statement for the Corporation's Annual Meeting of Stockholders to be held on April 27, 1999, and such information is incorporated herein by reference.


                           PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)     The following documents are filed as part of this report:

     1.  Financial statements and Independent Auditors' Report, as required by
         Item 8 of this form, which appear on pages 22 through 34 of the Corporation's 1998 Annual Report to Stockholders and are incorporated herein by reference:

         (i) Consolidated Statements of Operations for the fiscal years ended 1998, 1997, and 1996;
         (ii) Consolidated Balance Sheets for the fiscal years ended 1998 and 1997;
         (iii) Consolidated Statements of Cash Flows for the fiscal years ended 1998, 1997, and 1996;
         (iv) Consolidated Statements of Stockholders' Equity [Deficit] for the fiscal years ended 1998, 1997 and 1996;
         (v)     Notes to Consolidated Financial Statements; and
         (vi)    Independent Auditors' Report of KPMG LLP.

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

Exhibit No.                         Description

2.0 Agreement and Plan of Merger dated April 30, 1996, by and among the Registrant, Tiger Merger Corp. and UCC (incorporated by reference to Exhibit 2 to Form 10-Q for the period ended March 31, 1996).

2.1 Limited Liability Company Agreement by and between Gustafson, Inc. and Trace Chemicals, Inc., effective as of September 23, 1998, (incorporated by reference to Exhibit 2.1 to Form 8-K/A dated January 21, 1999).

2.2 First Amendment to Limited Liability Company Agreement by and among GT Seed Treatment Inc. (f/k/a Gustafson, Inc.), Ecart Inc. (f/k/a Trace Chemicals, Inc.) and Bayer Corporation, dated as of November 20, 1998, (incorporated by reference to Exhibit 2.2 to Form 8-K/A dated January 21, 1999).

2.3 Purchase Agreement by and among the Registrant, Uniroyal, Trace Chemicals, Inc. and Gustafson, Inc. as Sellers, and Bayer Corporation, as Purchaser, and Gustafson LLC, as the Company, dated as of November 20, 1998, (incorporated by reference to Exhibit 2.3 to Form 8-K/A dated January 21, 1999).

2.4 Purchase Agreement by and between Uniroyal Chemical Co./Cie and Bayer Inc., effective as of November 20, 1998, (incorporated by reference to Exhibit 2.4 to Form 8-K/A dated January 21, 1999).

2.5 Partnership Agreement of Gustafson Partnership by and between Uniroyal Chemical Co./Cie and Bayer Inc., effective as of November 20, 1998, (incorporated by reference to Exhibit 2.5 to Form 8-K/A dated January 21, 1999).

2.6 Joint Venture Agreement and Shareholders Agreement dated September 18, 1998, by and between Uniroyal and GIRSA S.A. de C.V. (filed herewith*)

2.7 Stock Purchase Agreement dated as of December 8, 1998, by and among the Registrant and Ingredient Technology Corporation, as Sellers, and Chr. Hansen Inc., as Purchaser (filed herewith*).

3(i) Restated Articles of Organization of the Registrant filed with the Commonwealth of Massachusetts on October 27, 1988, as amended on April 10, 1990, and on April 14, 1992 (incorporated by reference to Exhibit 3(a) to Form 10-K for the fiscal year ended December 26, 1992).

3(ii) By-laws of the Registrant (incorporated by reference to Exhibit 3(ii) to Form 10-K for the fiscal year ended December 27, 1997).

4.1 Rights Agreement dated as of July 20, 1988, between the Registrant and The Chase Manhattan Bank, N.A., as Rights Agent (incorporated by reference to Exhibit 1 to Form 8-K dated July 29, 1988).

4.2 Agreement dated as of March 28, 1991, amending Rights Agreement dated as of July 20, 1988, between the Registrant and The Chase Manhattan Bank, N.A., as Rights Agent (incorporated by reference to Exhibit 4(i)(i) to Form 10-K for the fiscal year ended December 29, 1990).

4.3 Form of Indenture, dated as of February 8, 1993, among Uniroyal and State Street Bank and Trust Company, as
        Trustee, relating to the 10 1/2% Notes, including form of securities (incorporated by reference to Exhibit 4.1 to the Registration Statement on UCC Form S-1, Registration No. 33-45296 and 33-45295 ["UCC Form S-1, Registration No. 33-45296/45295"]).

4.4 Form of First Supplemental Indenture, dated as of December 9, 1998, among UCC, as Issuer, Uniroyal, as successor to the Issuer, and State Street Bank and Trust Company, as Trustee, relating to the 10 1/2% Notes (filed herewith*).

4.5 Form of Indenture, dated as of February 8, 1993, among UCC and United States Trust Company of New York, as Trustee, relating to the 11% Notes, including form of securities (incorporated by reference to Exhibit 4.1(a) to UCC Form S-1, Registration No. 33-45296/45295).

4.6 Form of Indenture, dated as of February 8, 1993, among UCC and The Shawmut Bank Connecticut, N.A. as Trustee, relating to the 12% Notes, including form of securities (incorporated by reference to Exhibit 4.1(b) to UCC Form S-1, Registration No. 33-45296/45295).

4.7 Form of Indenture, dated as of September 1, 1993, among Uniroyal and State Street Bank and Trust Company, as Trustee, relating to $270 million of 9% Notes, including the form of securities (incorporated by reference to Exhibit 4.2 to UCC Form S-1, Registration No. 33-66740).

4.8 Form of US $600 Million Second Amended and Restated Credit Agreement dated as of July 25, 1997, by and among the Registrant and certain of its subsidiaries, as Borrowers, and various lenders, and Citicorp Securities, Inc., as Arranger, and Citicorp USA, Inc., as Agent and the Chase Manhattan Bank, as Managing Agent (incorporated by reference to Exhibit 4 to UCC Form 10-Q for the quarter ended June 28,
        1997).

4.9 Form of US $600 Million Third Amended and Restated Credit Agreement dated as of March 31, 1998, by and among the Registrant and certain of its subsidiaries, as Borrowers, and various lenders, and Citicorp USA, Inc., as Agent and The Chase Manhattan Bank, Corestates Bank, N.A. and First Union National Bank, as Managing Agents (incorporated by reference to Exhibit 4 to Form 10-Q for the quarter ended June 27,
        1998).

10.1+ 1983 Stock Option Plan of the Registrant, as amended through April 14, 1987 (incorporated by reference to Exhibit 10(c) to Form 10-Q for the quarter ended March 28, 1987).

10.2+ Amendments to the Registrant's Stock Option Plans adopted February 22, 1988 (incorporated by reference to Exhibit 10(d) to Form 10-K for the fiscal year ended December 26, 1987).

10.3+ Summary of Management Incentive Bonus Plan for selected key management personnel (incorporated by reference to Exhibit 10(m) to Form 10-K for the fiscal year ended December 27, 1980).

10.4+   Supplemental Medical Reimbursement Plan  (incorporated by reference to
        Exhibit 10(n) to Form 10-K for the fiscal year ended December 27,
        1980).

10.5+   Supplemental Dental Reimbursement Plan  (incorporated by reference to
        Exhibit 10(o) to Form 10-K for the fiscal year ended December 27,
        1980).

10.6+ Employment Agreement dated February 22, 1988, between the Registrant and Vincent A. Calarco (incorporated by reference to Exhibit 10(j) to the Form 10-K for the fiscal year ended December 26, 1987).

10.7+ Form of Employment Agreement entered into in 1988, 1989, 1992, 1994, 1996 and 1998 between the Registrant or one of its subsidiaries and ten of the executive officers of the Registrant (incorporated by reference to Exhibit 10(k) to Form 10-K for the fiscal year ended December 26, 1987).

10.8+ Form of Employment Agreement dated as of August 21, 1996, between a subsidiary of the Registrant and three executive officers of the Registrant (incorporated by reference to Exhibit 10.28 to the UCC/Uniroyal Form 10-K for the fiscal year ended September 28, 1996).

10.9+ Amended Supplemental Retirement Agreement dated October 18, 1995, between the Registrant and Vincent A. Calarco (incorporated by reference to Exhibit 10(i) to Form 10-K for the fiscal year ended December 30, 1995).

10.10+ Form of Amended Supplemental Retirement Agreement dated October 18, 1995, between the Registrant and three of its executive officers (incorporated by reference to Exhibit 10(j) to Form 10-K for the fiscal year ended December 30, 1995).

10.11+ Form of Supplemental Retirement Agreement dated October 18, 1995, between the Registrant and five of its executive officers
        (incorporated by reference to Exhibit 10(k) to Form 10-K for the fiscal year ended December 30, 1995).

10.12+ Form of Supplemental Retirement Agreement dated as of August 21, 1996, between a subsidiary of the Registrant and two executive officers of the Registrant (incorporated by reference to Exhibit 10.29 to the UCC/Uniroyal Form 10-K for the fiscal year ended September 28, 1996).

10.13+ Form of Supplemental Retirement Agreement dated as of August 21, 1996, between a subsidiary of the Registrant and two executive officers of the Registrant (incorporated by reference to Exhibit 10.30 to the UCC/Uniroyal Form 10-K for the fiscal year ended September 28, 1996).

10.14+ Supplemental Retirement Agreement Trust Agreement dated October 20, 1993, between the Registrant and Shawmut Bank, N.A. (incorporated by reference to Exhibit 10(l) to Form 10-K for the fiscal year ended December 25, 1993).

10.15+  Amended Benefit Equalization Plan dated October 20, 1993
        (incorporated by reference to Exhibit 10(m) to Form 10-K for the fiscal year ended December 25, 1993).

10.16+ Amended Benefit Equalization Plan Trust Agreement dated October 20, 1993, between the Registrant and Shawmut Bank, N.A. (incorporated by reference to Exhibit 10(n) to Form 10-K for the fiscal year ended December 25, 1993).

10.17+  Amended 1988 Long Term Incentive Plan  (incorporated by reference to
        Exhibit 10(o) to Form 10-K for the fiscal year ended December 25,
        1993).

10.171+ Amendment No. 4 to 1988 Long Term Incentive Plan (incorporated by reference to Exhibit 10.171 to Form 10-K for the fiscal year ended December 28, 1996).

10.18 Trust Agreement dated as of May 15, 1989, between the Registrant and Shawmut Worcester County Bank, N.A. and First Amendment thereto dated as of February 8, 1990 (incorporated by reference to Exhibit 10(w) to Form 10-K for the fiscal year ended December 30, 1989).

10.19+  Form of 1992 - 1994 Long Term Performance Award Agreement
        (incorporated by reference to Exhibit 10(y) to Form 10-K for the fiscal year ended December 28, 1991).

10.20+ Restricted Stock Plan for Directors of the Registrants approved by the stockholders on April 9, 1991 (incorporated by reference to Exhibit 10(z) to Form 10-K for the fiscal year ended December 28, 1991).

10.21+ Amended 1993 Stock Option Plan for Non-Employee Directors (filed herewith*).

10.22 Form of Assignment and Assumption of Raw Materials Agreement, dated as of October 30, 1989, between UCC and Avery (incorporated by reference to Exhibit 10.1 to UCC Form S-1, Registration No. 33-32770).

10.23+ UCC Purchase Right Plan, as amended and restated as of March 16, 1995 (incorporated by reference to Exhibit 10.1 to the UCC Form 10-Q for the period ended April 2, 1995 ["UCC April 1995 Form 10-Q"]).

10.24+ UCC 1993 Stock Option Plan (incorporated by reference to Exhibit 28.1 to UCC's Registration Statement No. 33-62030 on Form S-8, filed on May 4, 1993).

10.25+  Form of Amendment No. 2 to the UCC 1993 Stock Option Plan
        (incorporated by reference to Exhibit 10.2 to the UCC April 1995 Form 10-Q).

10.26+ Form of Executive Stock Option Agreement, dated as of November 15, 1993 (incorporated by reference to Exhibit 10.22 to the UCC 1994 Form 10-K).

10.27+ Form of Amended and Restated 1996 - 1998 Long Term Performance Award Agreement entered into in 1996 between the Registrant or one of its subsidiaries and thirteen of the executive officers of the Registrant (incorporated by reference to Exhibit 10.27 to the Form 10-K for the fiscal year ended December 27, 1997).

10.28 Second Amended and Restated Lease Agreement between the Middlebury Partnership, as Lessor, and the Uniroyal, as Lessee, dated as of August 28, 1997 (incorporated by reference to Exhibit 10 to the UCC/Uniroyal 10-Q for the quarter ended September 27, 1997).

10.291 Form of Receivables Sale Agreement, dated as of December 11, 1998, by and among the Registrant, as Initial Collection Agent, Crompton & Knowles Receivables Corporation, ABN AMRO Bank N.V., as the Agent, the Enhancer, and the Liquidity Provider, and Windmill Funding Corporation (filed herewith*).

10.292 Form of Receivables Purchase Agreement, dated as of December 11, 1998, by and among the Registrant, as Initial Collection Agent, and certain of its subsidiaries, as Sellers, and Crompton & Knowles Receivables Corporation, as Buyer (filed herewith*).

13 1998 Annual Report to Stockholders of the Registrant. (Not to be deemed filed with the Securities and Exchange Commission except those portions expressly incorporated by reference into this report on Form 10-K.) (filed herewith*).

21      Subsidiaries of the Registrant  (filed herewith*).

23 Consent of independent auditors. (See Item 14(a)2 herein.) (filed herewith*).

24 Power of attorney from directors and executive officers of the Registrant authorizing signature of this report. (Original on file at principal executive offices of Registrant.) (filed herewith*).

27 Financial data schedule for the fiscal year ended December 26, 1998 (filed herewith*).

  * Copies of these Exhibits are annexed to this report on Form 10-K provided to the Securities and Exchange Commission and the New York Stock Exchange.

 + This Exhibit is a compensatory plan, contract or arrangement in which one or more directors or executive officers of the Registrant participate.


(b) Reports on Form 8-K filed in fourth quarter 1998

     A Current Report on Form 8-K was filed by the Registrant on December 7, 1998, ("Form 8-K"), reporting on Item 2 (Acquisition or Disposition of Assets). The Registrant amended its Form 8-K by filing a Current Report on Form 8-K/A on January 21, 1999, reporting on Item 2.


                             SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CROMPTON & KNOWLES CORPORATION
                                                   (Registrant)

Date:  March 26, 1999                        By:/s/Charles J. Marsden
                                                   Charles J. Marsden
                                                   Senior Vice President &
                                                   Chief Financial Officer

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

Name                                                    Title

Vincent A. Calarco*                         Chairman of the Board,  President,
                                            and Director (Principal Executive
                                            Officer)

Charles J. Marsden*                         Senior Vice President and Director
                                            (Chief Financial Officer)

Peter Barna*                                Vice President - Finance
                                            (Principal Accounting Officer)

James A. Bitonti*                           Director

Robert A. Fox*                              Director

Roger L. Headrick*                          Director

Leo I. Higdon, Jr.*                         Director

C. A. Piccolo*                              Director

Patricia K. Woolf*                          Director


Date:  March 26, 1999                        *By:/s/Charles J. Marsden
                                                    Charles J. Marsden
                                                    as attorney-in-fact










               Independent Auditors' Report and Consent



The Board of Directors and Stockholders
Crompton & Knowles Corporation

Under date of January 27, 1999, we reported on the consolidated balance sheets of Crompton & Knowles Corporation and subsidiaries (the Company) as of December 26, 1998 and December 27, 1997, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the three-year period ended December 26, 1998, which are incorporated by reference in this Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule included in this Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We consent to the incorporation by reference in the registration statements (Nos. 33-21246, 33-42280, 33-67600 and 333-62429) on Form S-8 of Crompton &
Knowles Corporation of our report, dated January 27, 1999, relating to the consolidated balance sheets of Crompton & Knowles Corporation and subsidiaries as of December 26, 1998 and December 27, 1997, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the three-year period ended December 26, 1998, which report is incorporated by reference in the December 26, 1998 Annual Report on Form 10-K of Crompton & Knowles Corporation.



                                /S/KPMG LLP
                                   KPMG LLP

Stamford, Connecticut
March 26, 1999


                            S-1





                                                    Schedule II


           CROMPTON & KNOWLES CORPORATION AND SUBSIDIARIES
                    Valuation and Qualifying Accounts
                        (In thousands of dollars)


                            Additions
                 Balance at charged to      Adjustments           Balance
                 beginning  costs and                             at end
                  of year   expenses   Recurring     Other        of year

Fiscal Year ended December 26, 1998:
   Allowance for doubtful accounts
                $   8,708  $   5,209  $ (3,742)(1) $   (407)(3)  $   9,768
   Accumulated amortization of cost in
     excess of acquired net assets
                   42,243      7,222      (572)(2)   (4,046)(3)     44,647
   Accumulated amortization of other
     intangible assets
                  123,262     14,122       743 (2)  (17,267)(3)    120,860

Fiscal Year ended December 27, 1997:
   Allowance for doubtful accounts
                $   7,299  $   2,230  $   (821)(1) $      0      $   8,708
   Accumulated amortization of cost in
     excess of acquired net assets
                   36,616      5,751       (67 (2)      (57)(4)     42,243
   Accumulated amortization of other
     intangible assets
                  108,163     15,413      (314)(2)        0        123,262

Fiscal Year ended December 28, 1996:
   Allowance for doubtful accounts
                $   6,142  $   2,333  $ (1,525)(1) $    349 (5) $    7,299
   Accumulated amortization of cost in
     excess of acquired net assets
                   29,562      5,835       140 (2)    1,079 (5)     36,616
   Accumulated amortization of other
     intangible assets
                   89,036     15,700      (296)(2)    3,723 (5)    108,163



(1) Represents accounts written off as uncollectible (net of recoveries), and the translation effect of accounts denominated in foreign currencies.
(2) Represents the translation effect of intangible assets denominated in foreign currencies.
(3) Represents primarily disposition of the Gustafson seed treatment business.
(4) Represents intangible asset retirements.
(5) Represents adjustment to conform fiscal year of Uniroyal.



                            S - 2