Form 10-Q
period 1999-06-26
CROMPTON & KNOWLES CORP
filed 1999-08-10
CIK 25757

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549


                             FORM 10-Q
(Mark One)
X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 26, 1999

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
         Class                    Outstanding at July 14, 1999
Common Stock, $.10 par value             65,465,975 shares





                 CROMPTON & KNOWLES CORPORATION
                           FORM 10-Q
                FOR QUARTER ENDED JUNE 26, 1999


                             INDEX



 PART I.     FINANCIAL INFORMATION:

 Item 1.     Condensed Financial Statements and
             Accompanying Notes

             . Consolidated Statements of Earnings
               (unaudited) - Second quarter and six
               months ended 1999 and 1998

             . Consolidated Balance Sheets - June 26, 1999
               (unaudited) and December 26, 1998

             . Consolidated Statements of Cash Flows
               (unaudited) - Six Months ended 1999 and 1998

             . Notes to Consolidated Financial Statements
               (unaudited)

 Item 2.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations


PART II.    OTHER INFORMATION:

 Item 1.     Legal Proceedings

 Item 6.     Exhibits and Reports on Form 8-K

 Signatures

 *Exhibit 10.1 Amended and Restated Employment Agreement

 *Exhibit 10.2 Amended Crompton & Knowles Corporation 1998
               Long Term Incentive Plan

 *Exhibit 27   Financial Data Schedules

* A copy of this Exhibit is annexed to this report on Form 10-Q provided to the Securities and Exchange Commission.



                                                                UNAUDITED
CROMPTON & KNOWLES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Earnings
Second quarter and six months ended 1999 and 1998
(In thousands, except per share data)

                              Second quarter ended     Six months ended
                              1999       1998        1999        1998

 Net sales                    $ 409,174  $ 474,337   $  805,466  $  951,556

 Cost of products sold          248,582    292,091      495,877     594,556
 Selling, general
   and administrative            60,066     66,074      120,656     133,347
 Depreciation and amortization   18,666     20,394       37,503      40,487
 Research and development        11,278     13,200       22,586      26,363
 Equity income                   (2,379)        -        (9,434)         -

 Operating profit                72,961     82,578      138,278     156,803
 Interest expense                12,953     20,505       26,107      44,118
 Other (income) expense             451     (1,258)     (40,255)     (1,547)

 Earnings before income
   taxes and extraordinary loss  59,557     63,331      152,426     114,232
 Provision for income taxes      21,588     23,536       55,254      42,494

 Earnings before
   extraordinary loss            37,969     39,795       97,172      71,738
 Extraordinary loss on early
   extinguishment of debt        (1,085)   (13,843)      (1,085)    (15,794)

 Net earnings                 $  36,884  $  25,952   $   96,087  $   55,944

 Basic Earnings per common share:
 Earnings before
   extraordinary loss         $    .58   $    .53    $    1.46   $     .96
 Extraordinary loss               (.02)      (.18)        (.02)       (.21)

 Net earnings                 $    .56   $    .35    $    1.44   $     .75

 Diluted Earnings per common share:
 Earnings before
   extraordinary loss         $    .57   $    .52    $    1.43   $     .94
 Extraordinary loss               (.02)      (.18)        (.02)       (.21)

 Net earnings                 $    .55   $    .34    $    1.41   $     .73

 Dividends per common share   $    .05   $    .05    $     .05   $     .05

 See accompanying notes to consolidated financial statements.
                                        - 2 -




                                            June 26, 1999 UNAUDITED

CROMPTON & KNOWLES CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
June  26, 1999 and December 26, 1998
(In thousands of dollars)


                                             June 26,      December 26,
                                               1999             1998
  ASSETS
  CURRENT ASSETS
  Cash                                    $     14,243     $     12,104
  Accounts receivable                          199,368          173,668
  Inventories                                  318,711          334,562
  Other current assets                          82,788           77,422
      Total current assets                     615,110          597,756
  NON-CURRENT ASSETS
  Property, plant and equipment                449,804          473,403
  Cost in excess of acquired net assets        145,563          166,184
  Other assets                                 170,715          171,550
                                          $  1,381,192     $  1,408,893

  LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES
  Notes payable                           $     15,327     $     17,305
  Accounts payable                             106,396          117,338
  Accrued expenses                             133,451          139,401
  Income taxes payable                          79,657          103,179
  Other current liabilities                     14,711           17,149
      Total current liabilities                349,542          394,372
  NON-CURRENT LIABILITIES
  Long-term debt                               668,975          646,857
  Postretirement health care liability         142,995          142,727
  Other liabilities                            142,686          158,234

  STOCKHOLDERS' EQUITY
  Common stock                                   7,733            7,733
  Additional paid-in capital                   240,884          238,615
  Retained earnings (deficit)                   76,830          (15,985)
  Accumulated other comprehensive income       (49,737)         (37,571)
  Treasury stock at cost                      (197,944)        (125,246)
  Deferred compensation                           (772)            (843)
      Total stockholders' equity                76,994           66,703

                                          $  1,381,192     $  1,408,893




  See accompanying notes to consolidated financial statements.
                                   - 3 -




                                                             UNAUDITED
CROMPTON & KNOWLES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Six months ended 1999 and 1998
(In thousands of dollars)



Increase (decrease) to cash                           1999         1998
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                                    $   96,087   $   55,944
  Adjustments to reconcile net earnings
    to net cash provided by operations:
    Gain on sale of specialty ingredients            (42,060)           -
    Extraordinary loss on early debt extinguishment    1,085       15,794
    Depreciation and amortization                     37,503       40,487
    Equity income                                     (9,434)           -
    Changes in assets and liabilities, net (a)       (85,078)       2,177
  Net cash provided (used) by operations (a)          (1,897)     114,402

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of specialty ingredients        103,000            -
  Capital expenditures                               (34,078)     (21,341)
  Acquisitions                                             -       (5,927)
  Other investing activities                          (3,100)         235
  Net cash provided (used) by investing activities    65,822      (27,033)

CASH FLOWS FROM FINANCING ACTIVITIES
  Redemption of 11% and 12% notes                          -     (352,802)
  Proceeds on long-term borrowings                    22,118      279,313
  Proceeds (payments) on short-term borrowings        (1,978)       1,174
  Premium paid on early extinguishment of debt        (1,437)     (15,289)
  Treasury stock acquired                            (74,596)           -
  Dividends paid                                      (3,272)      (3,721)
  Other financing activities                          (3,121)       9,343
  Net cash used by financing activities              (62,286)     (81,982)

CASH
  Effect of exchange rates on cash                       500       (1,163)
  Change in cash                                       2,139        4,224
  Cash at beginning of period                         12,104       10,607
  Cash at end of period                           $   14,243   $   14,831


 (a) 1999 includes tax payment of $48 million relating to fourth quarter 1998 Gustafson gain and 1998 includes Gustafson cash flow of $14 million and accounts receivable discounting of $20 million.

See accompanying notes to consolidated financial statements.
                                  -4-




CROMPTON & KNOWLES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)





PRESENTATION OF CONSOLIDATED FINANCIAL STATEMENTS

The information included in the foregoing consolidated financial statements is unaudited but reflects all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented.

Included in accounts receivable are allowances for doubtful accounts of $10.8 million in 1999 and $9.8 million at December 26, 1998.

Accumulated depreciation amounted to $433.3 million in 1999 and $434.7 million at December 26, 1998.

Accumulated amortization of cost in excess of acquired net assets amounted to $41.1 million in 1999 and $44.6 million at December 26, 1998.

Accumulated amortization of patents, unpatented technology, trademarks and other intangibles included in other assets amounted to $126.9 million in 1999 and $120.9 million at December 26, 1998.

Cash payments during the quarters ended June 26, 1999 and June 27, 1998 included interest of $26.5 million and $40.7 million, respectively, and income taxes of $76.8 million and $9.6 million, respectively.

It is suggested that the interim consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's 1998 Annual Report on Form 10-K.


CAPITAL STOCK

As of June 26, 1999, there were 77,332,751 common shares issued at $.10 par value, of which 11,876,760 shares were held in the treasury.


INVENTORIES

Components of inventories are as follows:

                                   June 26,        Dec. 26,
(In thousands)                       1999            1998

Finished goods                     $226,735        $226,663
Work in process                      40,501          45,237
Raw materials and supplies           51,475          62,662

                                   $318,711        $334,562

EARNINGS PER COMMON SHARE

The computation of basic earnings per common share is based on the weighted average number of common shares outstanding. The computation of diluted earnings per common share is based on the weighted average number of common and common equivalent shares outstanding. The following is a reconciliation of the shares used in the computations:

(In thousands)                  Second Quarter     Six Months
                                1999     1998    1999     1998
Weighted average common
  shares outstanding           65,488   74,430  66,603   74,267
Stock options and
  other equivalents             1,147    2,383   1,322    2,346

Weighted average common
  and common equivalent
  shares outstanding           66,635   76,813  67,925   76,613




BUSINESS SEGMENT DATA

The Company evaluates a segment's performance based on several factors, of which a primary financial measure is operating profit. In computing operating profit, the following items have not been deducted: interest expense, other (income) expense and income taxes. Intersegment sales are not significant.

                                     Second Quarter Ended
                                    June 26,       June 27,
(In thousands)                        1999           1998
SALES
Specialty Chemicals
  Performance Chemicals          $   112,567    $   116,228
  Crop Protection                     81,340        100,545
  Colors                              53,765         64,610
  Other                                    -         23,346
                                     247,672        304,729
Polymers & Polymer Processing
Equipment
  Polymers                            79,410         88,456
  Polymer Processing Equipment        82,092         81,152
                                     161,502        169,608

  Total net sales                $   409,174    $   474,337

OPERATING PROFIT
Specialty Chemicals
  Performance Chemicals          $    13,847    $    16,121
  Crop Protection                     30,131         30,079
  Colors                               5,860          8,063
  Other                                    -          2,510
                                      49,838         56,773
Polymers & Polymer Processing
Equipment
  Polymers                            22,686         21,126
  Polymer Processing Equipment         5,511          9,832
                                      28,197         30,958

General corporate expense         (    5,074)    (    5,153)

  Total operating profit         $    72,961    $    82,578


                                       Six Months Ended
                                    June 26,       June 27,
(In thousands)                        1999           1998
SALES
Specialty Chemicals
  Performance Chemicals          $   226,081    $   229,500
  Crop Protection                    147,058        208,388
  Colors                             103,943        125,710
  Other                                    -         48,151
                                     477,082        611,749
Polymers & Polymer Processing
Equipment
  Polymers                           158,145        175,046
  Polymer Processing Equipment       170,239        164,761
                                     328,384        339,807

  Total net sales                $   805,466    $   951,556


OPERATING PROFIT
Specialty Chemicals
  Performance Chemicals          $    26,849    $    30,348
  Crop Protection                     52,245         58,358
  Colors                              10,562         14,937
  Other                                    -          4,998
                                      89,656        108,641
Polymers & Polymer Processing
Equipment
  Polymers                            44,093         39,476
  Polymer Processing Equipment        16,323         20,198
                                      60,416         59,674

General corporate expense         (   11,794)    (   11,512)

  Total operating profit         $   138,278    $   156,803

Segment assets in the Other category of Specialty Chemicals declined $65.0 million due to the disposition of the specialty ingredients business. There are no other material changes in total assets for any other segments from the amounts disclosed as of year-end 1998.


COMPREHENSIVE INCOME

An analysis of the Company's comprehensive income follows:

                                     Second Quarter Ended
                                    June 26,       June 27,
(In thousands)                        1999           1998

Net earnings                     $    36,884    $    25,952
Other comprehensive expense:
  Foreign currency translation
    adjustments                   (      262)    (    1,343)

Comprehensive income             $    36,622    $    24,609

                                       Six Months Ended
                                    June 26,       June 27,
(In thousands)                        1999           1998

Net earnings                     $    96,087    $    55,944
Other comprehensive expense:
  Foreign currency translation
    adjustments                   (   12,166)    (    4,539)

Comprehensive income             $    83,921    $    51,405



The balance of accumulated other comprehensive income includes accumulated translation adjustments and minimum pension liability in the amounts of $48.7 million and $1.0 million at June 26, 1999, and $36.6 million and $1.0 million at December 26, 1998.



MERGER AGREEMENT

On May 31, 1999, the Company's board of directors approved a definitive agreement (the "Merger Agreement") for a tax-free, stock-for-stock merger of equals with Witco Corporation ("Witco"). The Merger Agreement provides, among other things, subject to the terms and conditions set forth therein, that (a) the Company will merge with and into CK Witco Corporation ("CK Witco"), a wholly-owned subsidiary of the Company (the "First Step Merger") and (b) immediately thereafter, Witco will merge with and into CK Witco Corporation (the "Second Step Merger"). The First Step Merger, together with the Second Step Merger, will be known as the "Merger", so that CK Witco is the surviving corporation. Under the terms of the Merger, each share of the Company's common stock will be automatically converted into one share of CK Witco common stock, and each share of Witco common stock will be exchanged for .9242 shares of CK Witco common stock.

The Merger, which will be accounted for as a purchase, is subject to approval by the shareholders of both companies at special meetings of stockholders to be held on September 1, 1999. Common stockholders of record on July 23, 1999 will be eligible to vote at the special meeting.





             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS



SECOND QUARTER RESULTS

Overview

Consolidated net sales of $409.2 million for the second quarter of 1999 decreased 14% from the comparable period in 1998. After adjusting to exclude $57 million from deconsolidated joint ventures and the sale of the specialty ingredients business, net sales decreased 2%, primarily as a result of lower Colors sales. International sales, including U.S. exports, were 42% of total sales, up from 40% in the second quarter of 1998.

Net earnings before extraordinary losses decreased 5% to $38.0 million, or $.58 per share basic and $.57 per share diluted, compared to $39.8 million, or $.53 per share basic and $.52 per share diluted, in the second quarter of 1998. Net earnings increased 42% to $36.9 million, or $.56 per share basic and $.55 per share diluted, compared to $26.0 million, or $.35 per share basic and $.34 per share diluted, in the second quarter of 1998.

Gross margin as a percentage of sales increased to 39.2% from 38.4% in the second quarter of 1998. The increase was attributable primarily to improved product mix and lower raw material and manufacturing costs partially offset by lower pricing. Consolidated operating profit of $73.0 million declined 12%; however, excluding the impact of deconsolidated joint ventures and the sale of the specialty ingredients business, operating profit was down 4% versus the second quarter of 1998.

Specialty Chemicals

Performance chemicals sales of $112.6 million decreased 3% from the second quarter of 1998. Rubber chemical sales were lower by 5% primarily due to lower pricing, while specialty additive sales were about equal to the prior year. Operating profit of $13.8 million was 14% below the $16.1 million in the prior year primarily as a result of lower pricing in rubber chemicals.

Crop protection sales of $81.3 million decreased 19% from the prior year primarily as a result of the deconsolidation of the seed treatment joint venture. Excluding the $22.2 million impact of the joint venture deconsolidation, crop protection sales increased 4% from the second quarter of 1998. The increase in sales was achieved despite the poor condition of the U.S. farm economy and poor April and May weather conditions in California. Benefitting the quarter were increased exports to China and the Middle East, new product registrations in Eastern Europe and improved California weather in June. Operating profit of $30.1 million was essentially unchanged from the prior year. However, excluding the $3.4 million impact of the seed treatment joint venture deconsolidation, operating profit increased 13% from 1998, primarily as a result of increased sales volume, lower manufacturing costs and improved product mix.

Colors sales of $53.8 million decreased 17% from $64.6 million in the second quarter of 1998 primarily as a result of continuing weakness in the U.S. and European textile dye markets. Lower selling prices in the quarter accounted for 6% of the sales decline. Operating profit of $5.9 million decreased 27% from $8.1 million in 1998 primarily as a result of lower sales volume and pricing.

Other sales and operating profit decreased $23.3 million and $2.5 million, respectively, as a result of the sale of the specialty ingredients business effective the first day of fiscal 1999.

Polymers & Polymer Processing Equipment

Polymers sales of $79.4 million decreased 10% from 1998 primarily as a result of the deconsolidation of the nitrile rubber joint venture. Excluding the $11.2 million impact from the joint venture deconsolidation, polymer sales were 3% higher than the second quarter of 1998. EPDM sales were up 4% primarily as a result of higher pricing, while urethane sales increased 1% over the prior year. Operating profit of $22.7 million increased 7% over the prior year. Excluding the joint venture deconsolidation, operating profit increased 9% from the second quarter of 1998 primarily as a result of improved pricing and lower raw material costs offset in part by lower equity income from the nitrile rubber joint venture.

Polymer processing equipment sales of $82.1 million increased 1% from $81.2 million in the prior year despite lower selling prices of approximately 5%. New orders during the quarter were significantly below shipments and the equipment order backlog declined to $103 million from $118 million at the end of the first quarter. Operating profit of $5.5 million was down 44% from $9.8 million in 1998 primarily as a result of lower pricing and a shift in sales to lower margin systems.

Other

Selling, general and administrative expenses of $60.1 million decreased 9% versus the second quarter of 1998 primarily due to the impact of the deconsolidation of the joint ventures and the sale of the specialty ingredients business. Depreciation and amortization (down 8%) and research and development costs (down 15%) also declined as a result of the deconsolidation of the joint ventures and the sale of the specialty ingredients business. Equity income of $2.4 million in the second quarter of 1999 was primarily attributable to the seed treatment joint venture. Interest expense of $13.0 million decreased 37% primarily due to lower levels of indebtedness and lower interest cost on borrowings used to redeem high cost debt in 1998. Other expense of $.5 million compares to other income of $1.3 million in 1998. The effective tax rate of 36.2% compares favorably with 37.2% in the comparable 1998 quarter.

YEAR-TO-DATE RESULTS

Overview

Consolidated net sales of $805.5 million for the first six months of 1999 decreased 15% from the comparable period in 1998. After adjusting to exclude $131.7 million from deconsolidated joint ventures and the sale of the specialty ingredients business, net sales decreased 2%, primarily as a result of lower Colors sales. International sales, including U.S. exports, were 43% of total sales, up from 40% in the six months of 1998.

Net earnings increased 72% to $96.1 million, or $1.44 per share basic and $1.41 per share diluted, compared to $55.9 million, or $.75 per share basic and $.73 per share diluted, in the first six months of 1998. Before after-tax special items (a $26.8 million gain from the sale of the specialty ingredients business in 1999 and extraordinary losses on early extinguishment of debt of $1.1 million in 1999 and $15.8 million in 1998), net earnings were $70.4 million, or $1.07 per share basic and $1.04 per share diluted, compared with $71.7 million, or $.96 per share basic and $.94 per share diluted, in the prior year.

Gross margin as a percentage of sales increased to 38.4% from 37.5% in the first six months of 1998. The increase was attributable primarily to improved product mix and lower raw material and manufacturing costs partially offset by lower pricing. Consolidated operating profit of $138.3 million declined 12%; however, excluding the impact of deconsolidated joint ventures and the sale of the specialty ingredients business, operating profit was down 2% from last year.



Specialty Chemicals

Performance chemicals sales of $226.1 million decreased 1% from the first six months of 1998. Rubber chemical sales were lower by 3% primarily due to lower pricing, while specialty additive sales were higher by 1 percent. Performance chemicals operating profit of $26.8 million decreased 12% versus the second quarter of 1998 primarily as a result of lower pricing in rubber chemicals.

Crop protection sales of $147.1 million decreased 29% from the prior year primarily as a result of the deconsolidation of the seed treatment joint venture. Excluding the $61.9 million impact of the joint venture deconsolidation, crop protection sales were essentially unchanged from the prior year. Operating profit of $52.2 million decreased 10% from the prior year primarily due to the seed treatment joint venture. Excluding the $10.0 million impact of the joint venture deconsolidation, operating profit was 8% higher than 1998 primarily as a result of improved product mix and lower manufacturing costs.

Colors sales of $103.9 million decreased 17% from the first six months of 1998 primarily as a result of weakness in the U.S. and European textile dye markets. Lower selling prices for the year account for 5 percent of the sales decline. Operating profit of $10.6 million was 29% lower than the first six months of 1998 primarily as a result of lower sales volume and pricing.

Other sales and operating profit decreased $48.2 million and $5.0 million, respectively, as a result of the sale of the specialty ingredients business effective the first day of fiscal 1999.

Polymers & Polymer Processing Equipment

Polymers sales of $158.1 million decreased 10% from 1998 primarily as a result of the deconsolidation of the nitrile rubber joint venture. Excluding the $21.7 million impact from the joint venture deconsolidation, polymer sales were 3% higher than the first six months of 1998. EPDM sales increased 5% resulting primarily from higher selling prices. Urethane sales were essentially unchanged from the prior year. Operating profit of $44.1 million increased 12% over the prior year primarily as a result of improved pricing and lower raw material costs.

Polymer processing equipment sales of $170.2 million were 3% higher than the first six months of 1998 despite lower pricing of 3%. Operating profit of $16.3 million was 19% lower than 1998 primarily as a result of lower pricing and a shift in sales to lower margin systems.

Other

Selling, general and administrative expenses of $120.7 million decreased 10% versus the six months of 1998 primarily due to the impact of the deconsolidation of the joint ventures and the sale of the specialty ingredients business. Depreciation and amortization (down 7%) and research and development costs (down 14%) also declined as a result of the deconsolidation of the joint ventures and the sale of the specialty ingredients business. Equity income of $9.4 million in the first six months of 1999 was primarily attributable to the seed treatment joint venture. Interest expense of $26.1 million decreased 41% primarily due to lower levels of indebtedness and lower interest cost on borrowings used to redeem high cost debt in 1998. Other income of $40.3 million includes a gain in the amount of $42.1 million from the sale of the specialty ingredients business offset partially by $2.2 million in fees related to the accounts receivable securitization program. The effective tax rate of 36.2% compares favorably with 37.2% in the comparable 1998 period.


LIQUIDITY AND CAPITAL RESOURCES

The June 26, 1999 working capital balance of $265.6 million increased $62.2 million from the year-end 1998 balance of $203.4 million, while the current ratio increased to 1.8 from 1.5. The increase was primarily due to a seasonal increase in accounts receivable of the crop protection business and to a $48.2 million income tax payment related to the 1998 Gustafson gain. Days sales in receivables averaged 43 days in the six month period in 1999, versus 54 days in the same period in 1998, principally due to the impact of the accounts receivable securitization program. Inventory turnover averaged 3.0, compared to 3.2 in 1998, primarily as a result of the joint venture deconsolidations.

Net cash used by operations of $1.9 million changed $116.3 million from the net cash provided by operations of $114.4 million in the first half of 1998, primarily due to the 1999 tax payment on the 1998 Gustafson gain, 1998 cash flow provided by Gustafson of $14 million and accounts receivable discounting of $20 million in the first half of the prior year. Cash provided from the sale of the specialty ingredients business and additional borrowings under the Company's revolving credit agreement were used primarily to fund the net cash used by operations, repurchase common shares, finance capital expenditures and pay the dividend. The Company's debt to total capital decreased to 90% from 91% at year-end 1998.
The Company's liquidity needs, including debt servicing, are expected to be financed from operations. The Company has available a revolving credit agreement providing for borrowings of $545 million through September 2003. Borrowings under the agreement amounted to $327.1 million at June 26, 1999 and carried a weighted average interest rate of 5.7%. In addition, the Company has available an accounts receivable securitization program to sell up to $82 million of domestic accounts receivable to an agent bank. As of June 26, 1999, $80 million of domestic accounts receivable had been sold under this agreement.

In September 1998, the Company announced a share repurchase program to buy back 7.5 million shares or approximately 10% of the common shares then outstanding. In January 1999, the Company announced another share repurchase program for 6.8 million shares, or approximately 10% of the common shares then outstanding. During the first half of 1999, the Company repurchased 4.1 million common shares and from September 1998 to date, has repurchased 9.5 million shares at an average price of $17.85 per share.

Capital expenditures are expected to approximate $70 million in 1999, primarily for replacement needs and improvement of domestic and foreign facilities.


MARKET RISK

During the second quarter of 1999, the Company settled an outstanding $230 million interest rate lock contract ("Interest
Hedge") with a major financial institution. The Interest Hedge would have expired on September 1, 2000.

The fair market value of long-term debt is subject to interest rate risk. The Company's long-term debt amounted to $669.0 million at June 26, 1999. The fair market value of such debt was $685.9 million, and with respect to notes, has been determined based on quoted market prices.


YEAR 2000 ISSUES

The Company has assessed and continues to assess its Information Technology ("IT") infrastructures including those systems that are typically viewed as non-IT systems to determine and address any potential problems that may result from Year 2000 compliance issues. As generally known, Year 2000 compliance issues pertain to the ability of computerized systems to recognize and process date sensitive information beginning January 1, 2000. The Company has performed this assessment over the last three years and has been implementing appropriate steps to be Year 2000 compliant in both its IT and non-IT systems.

Under the Company's current environment, IT systems include mission critical applications that directly support the Company's operations. These IT systems also include networked personal computers running desktop applications. Typical non-IT systems within the Company's environment include process controls and other microcontrollers containing imbedded computer chips. The Company has completed its assessment of its non-IT systems and is aggressively undertaking measures to remedy such systems. The Company expects to complete this remediation by October 1999.

The Company employs a number of major mission critical IT systems in its Specialty Chemicals and Polymers businesses. These systems have been fully upgraded and tested to address Year 2000 compliance issues.

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

The Company has operations in Europe, Asia Pacific, and Latin
America supported by IT systems operating on mid-range computers.
The Company has completed upgrading these IT systems to address
Year 2000 compliance.

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

The Company has spent approximately $5.6 million to assess and correct Year 2000 compliance issues in its IT infrastructure through June 26, 1999. The Company estimates that it will spend an additional $.7 million to complete the remediation of Year 2000 compliance issues in its IT infrastructure. The Company is committed to allocate funds to remediate any other Year 2000 compliance issues in the course of its ongoing assessment of its IT infrastructure. Year 2000 compliance costs are not expected to have a material effect on the Company's results of operations.

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


NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the Financial Accounting Standards Board issued Statement No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" which delays the effective date of Statement No. 133 to fiscal years beginning after June 15, 2000. The Company plans to adopt this statement in the first quarter of 2001.



ENVIRONMENTAL MATTERS

The Company is involved in claims, litigation, administrative proceedings and investigations of various types in a number of jurisdictions. A number of such matters involve claims for a material amount of damages and relate to or allege environmental liabilities, including clean-up costs associated with hazardous waste disposal sites, natural resource damages, property damage and personal injury. The Company and some of its subsidiaries have been identified by federal, state or local governmental agencies, and by other potentially responsible parties (each a "PRP") under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, or comparable state statues, as a PRP with respect to costs associated with waste disposal sites at various locations in the United States. In addition, the Company is involved with environmental remediation and compliance activities at some of its current and former sites in the United States and abroad.

Each quarter, the Company evaluates and reviews estimates for future remediation and other costs to determine appropriate environmental reserve amounts. For each site, a determination is made of the specific measures that are believed to be required to remediate the site, the estimated total cost to carry out the remediation plan, the portion of the total remediation costs to be borne by the Company and the anticipated time frame over which payments toward the remediation plan will occur. As of June 26, 1999, the Company's reserves for environmental remediation activities totaled $92 million. It is reasonably possible that the Company's estimates for environmental remediation liabilities may change in the future should additional sites be identified, further remediation measures be required or undertaken, the interpretation of current laws and regulations be modified or additional environmental laws and regulations be enacted.

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


FORWARD-LOOKING STATEMENTS

Certain statements made in this Form 10-Q are forward looking statements that involve risks and uncertainties. These statements are based on currently available information and the Company's actual results may differ significantly from the results discussed. Investors are cautioned that there can be no assurances that the actual results will not differ materially from those suggested in such forward-looking statements.





Part II -- OTHER INFORMATION


Item 1.  Legal Proceedings.

     Reference is made to page 16 of the Registrant's 1998 Annual Report on Form 10-K for information pertaining to an action instituted by the Connecticut Department of Environmental Protection against Uniroyal involving wastewater discharges at Uniroyal's Naugatuck, Connecticut plant. On July 30, 1999, the parties entered into a Consent Judgment whereby Uniroyal agreed to pay the sum of $1,200,000 and to comply with certain injunctive provisions relating mainly to its discharges to the publicly owned treatment works.



Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          Number              Description

          10.1*     Amended and Restated Employment Agreement

          10.2*     Amended Crompton & Knowles Corporation
                    1998 Long Term Incentive Plan

          27*       Financial Data Schedules

     (b)  A report on Form 8-K was filed by Crompton & Knowles
          Corporation on June 2, 1999.

          A report on Form 8-K/A was filed by Crompton & Knowles
          Corporation on June 8, 1999.

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


                              CROMPTON & KNOWLES CORPORATION
                                       (Registrant)


August 10, 1999               By:/s/ Peter Barna
                                 Peter Barna
                                 Vice President, Finance &
                                 Chief Financial Officer


August 10, 1999               By:/s/ John T. Ferguson II
                                 John T. Ferguson II
                                 Vice President, General
                                 Counsel and Secretary